Form 10-Q
period 2021-03-31
Lakeshore Acquisition I Corp.
filed 2021-07-23
CIK 1848000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 001-40474

LAKESHORE ACQUISITION I CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite A-2F, 555 Shihui Road, Songjiang District, Shanghai, China
(Address of Principal Executive Offices, including zip code)

+86 13816100700
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one ordinary share and three-quarters of one redeemable warrant	LAAAU	The Nasdaq Capital Market
Ordinary shares, par value $0.0001 per share	LAAA	The Nasdaq Capital Market
Warrants, each exercisable for one ordinary share	LAAAW	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☐Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
☒ Emerging growth company

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☒  No ☐

As of July 23, 2021, there were 7,095,425 ordinary shares, par value $0.0001, of the Company issued and outstanding.

LAKESHORE ACQUISITION I CORP.

Quarterly Report on Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

LAKESHORE ACQUISITION I CORP.

Unaudited Condensed Balance Sheet

March 31, 2021

ASSETS
Current assets
Cash in escrow	$549,645
Deferred offering costs	83,375
Total Assets	$633,020

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Advance for private units to be issued	$100,000
Note payable to a related party	450,000
Accrued expenses and offering costs	62,033
Total Liabilities	612,033

Commitments and Contingencies

Shareholder’s Equity
Ordinary share, $0.0001 par value; 500,000,000 shares authorized; 1,437,500 shares issued and outstanding(1)	144
Additional paid-in capital	24,856
Accumulated deficit	(4,013)
Total Shareholder’s Equity	20,987
Total Liabilities and Shareholder’s Equity	$633,020
(1)	This number includes an aggregate of up to 187,500 shares of ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAKESHORE ACQUISITION I CORP.

Unaudited Condensed Statement of Operations

For the period from January 6, 2021 (Inception) to March 31, 2021

Formation, general and administrative expenses	$4,013
Net loss	(4,013)

Basic and diluted weighted average shares outstanding(1)	1,250,000

Basic and diluted net loss per share	$(0.00)
(1)	This number excludes an aggregate of up to 187,500 shares of ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAKESHORE ACQUISITION I CORP.

Unaudited Condensed Statement of Changes in Shareholder’s Equity

For the period from January 6, 2021 (Inception) to March 31, 2021

			Additional		Total
	Ordinary Shares(1)		Paid-in	Accumulated	Shareholder’s
	Shares	Amount	Capital	Deficit	Equity
Balances, January 6, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to the sponsor	1,437,500	144	24,856	—	25,000
Net loss	—	—	—	(4,013)	(4,013)
Balances, March 31, 2021	1,437,500	$144	$24,856	$(4,013)	$20,987

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAKESHORE ACQUISITION I CORP.

Unaudited Condensed Statement of Cash Flows

For the period from January 6, 2021 (Inception) to March 31, 2021

Cash flow from operating activities
Net loss	$(4,013)
Change in operating assets and liabilities:
Change in accrued expenses	4,033
Net cash provided by operating activities	20

Cash flow from financing activities
Proceeds from advance for private units to be issued	100,000
Proceeds from note payable to a related party	450,000
Proceeds from issuance of ordinary shares	25,000
Payment of offering costs	(25,375)
Net cash provided by financing activities	549,625

Net change in cash	549,645
Cash at beginning of period	—
Cash at end of period	$549,645

Supplemental disclosure of noncash financing activities:
Deferred offering costs in accrued offering costs	$58,000

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAKESHORE ACQUISITION I CORP.

Notes to Unaudited Condensed Financial Statements

Note 1 — Organization and Business Operations

Organization and General

Lakeshore Acquisition I Corp. (the “Company”) was incorporated in Cayman Islands on January 6, 2021 as a blank check company whose objective is to acquire, through a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more businesses or entities. The Company’s efforts to identify a prospective target business will not be limited to any particular industry or geographic region.

As of March 31, 2021, the Company had not yet commenced any operations and had not generated revenue. All activities for the period from January 6, 2021 (inception) through March 31, 2021 relate to the Company’s formation and the initial public offering (the “IPO”) described below. The Company will not generate any operating revenue until after its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

The Company’s sponsor is RedOne Investment Limited, a BVI limited liability company (the “sponsor”).

Financing

The registration statement for the Company’s IPO (as described in Note 3) was declared effective on June 10, 2021. On June 15, 2021, the Company consummated the IPO of 5,000,000 units (which does not include the exercise of the over-allotment option by the underwriters in the IPO) at $10.00 per unit (the “Public Units’), generating gross proceeds of $50,000,000.

Simultaneously with the IPO, the Company sold to its sponsor, hedge funds and the representatives of underwriters and certain of their affiliates 250,000 units at $10.00 per unit (the “Private Units”) in a private placement (as described in Note 4), generating total gross proceeds of $ 2,500,000.

The Company granted the underwriters a 45-day option to purchase up to 750,000 Units to cover over-allotment. As of June 28, 2021, the Underwriters partially exercised the option and purchased 467,000 additional Public Units, generating gross proceeds of $4,670,000.

Upon the closing of the over-allotment on June 28, 2021, the Company consummated a private sale of an additional 11,675 Private Units at a price of $10.00 per Private Unit, generating gross proceeds of $116,750.

Offering costs amounted to $1,849,668, consisting of $1,366,750 of underwriting discount and $482,918 of other offering costs. Except for the $25,000 of subscription of founder shares, the Company received net proceeds of $55,437,082 from the IPO and the private placement.

Trust Account

Upon the closing of the IPO on June 15, 2021 and the closing of the underwriters’ partial exercise of the over-allotment option on June 28, 2021, an aggregate of $54,670,000 from the net proceeds of the sale of the Public Units and the Private Units was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee.

The funds held in the Trust Account can be invested in United States government treasury bills, notes or bonds having a maturity of 185 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, until the earlier of the consummation of its first business combination and the Company’s failure to consummate a business combination within 15 months from the consummation of the IPO.

Placing funds in the Trust Account may not protect those funds from third party claims against the Company. Although the Company will seek to have all vendors, service providers, prospective target businesses or other entities it engages, execute agreements with the Company waiving any claim of any kind in or to any monies held in the Trust Account, there is no guarantee that such persons will execute such agreements.

In addition, interest income earned on the funds in the Trust Account may be released to the Company to pay its income or other tax obligations. With these exceptions, expenses incurred by the Company may be paid prior to a business combination only from the net proceeds of the IPO and private placement not held in the Trust Account.

Business Combination

Pursuant to Nasdaq listing rules, the Company’s initial business combination must occur with one or more target businesses having an aggregate fair market value equal to at least 80% of the value of the funds in the Trust Account (excluding any taxes payable on the income earned on the Trust Account), which the Company refers to as the 80% test, at the time of the execution of a definitive agreement for its initial business combination, although the Company may structure a business combination with one or more target businesses whose fair market value significantly exceeds 80% of the Trust Account balance. If the Company is no longer listed on Nasdaq, it will not be required to satisfy the 80% test.

The Company currently anticipates structuring a business combination to acquire 100% of the equity interests or assets of the target business or businesses. The Company may, however, structure a business combination where the Company merges directly with the target business or where the Company acquires less than 100% of such interests or assets of the target business in order to meet certain objectives of the target management team or shareholders or for other reasons, but the Company will only complete such business combination if the post-transaction company owns 50% or more of the outstanding voting securities of the target or otherwise owns a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. If less than 100% of the equity interests or assets of a target business or businesses are owned or acquired by the post-transaction company, the portion of such business or businesses that is owned or acquired is what will be valued for purposes of the 80% test.

The Company will either seek shareholder approval of any business combination at a meeting called for such purpose at which shareholders may seek to convert their shares into their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid, or provide shareholders with the opportunity to sell their shares to the Company by means of a tender offer for an amount equal to their pro rata share of the aggregate amount then on deposit in the Trust Account, less any taxes then due but not yet paid.

The Company will proceed with a business combination only if it will have net tangible assets of at least $5,000,001 upon consummation of the business combination and, solely if shareholder approval is sought, an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company will be required to approve the business combination.

Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 20% or more of the ordinary shares sold in this offering without the Company’s prior written consent.

In connection with any shareholder vote required to approve any business combination, the Company’s sponsor, the hedge funds and the representatives of underwriters and certain of their affiliates (collectively, “initial shareholders”) will agree (i) to vote any of their respective shares in favor of the initial business combination and (ii) not to convert such respective shares into a pro rata portion of the Trust Account or seek to sell their shares in connection with any tender offer the Company engages in.

Liquidation

Pursuant to the Company’s amended and restated memorandum and articles of association, if the Company is unable to complete its initial business combination within 15 months from the date of the IPO, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and the Company’s board of directors, liquidate and dissolve. In the event of liquidation, the holders of the founder shares and Private Units will not participate in any redemption distribution with respect to their founder shares or Private Units, until all of the claims of any redeeming shareholders and creditors are fully satisfied (and then only from funds held outside the Trust Account).

Liquidity and Capital Resources

As of March 31, 2021, the Company had cash of $549,645 held in an escrow account. Prior to the consummation of the IPO, The Company’s liquidity needs had been satisfied through a payment from the sponsor of $25,000 (see Note 7) for the founder shares, the loan under an unsecured promissory note from the sponsor of $450,000 (see Note 5). Besides, as of March 31, 2021, the sponsor advanced $100,000 to the Company in anticipation of the payment for Private Units to be issued.

In the subsequent quarterly period after March 31, 2021, the Company consummated its IPO (see Note 3) and private placement (See Note 4). Upon the consummation of the IPO and the closing of the underwriters’ partial exercise of the over-allotment option, and associated private placements, $54,670,000 of cash was placed in the Trust Account, $910,904 of cash was held outside of the Trust Account and is available for the Company’s repayment of advances, payment of expenses related to the IPO and subsequent working capital purposes.

The promissory note from the sponsor was repaid in full on June 14, 2021. In order to finance transaction costs in connection with a business combination, the initial shareholders or affiliates of the initial shareholders or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans, as defined below (see Note 5). To date, there were no amounts outstanding under any working capital loans.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, the Company will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the period from January 6, 2021 (inception) through March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 8-K and the final prospectus filed by the Company with the SEC on June 22, 2021 and June 14, 2021, respectively.

Emerging Growth Company

Section 102(b)(1) of the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) permits emerging growth companies to delay complying with new or revised financial accounting standards that do not yet apply to private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act). The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s financial statements with another public company which is neither an emerging growth company nor an emerging growth company which has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2021.

Deferred Offering Costs

Deferred offering costs consist principally of legal, underwriting fees and other costs incurred through the balance sheet date that are directly related to the proposed public offering and that will be charged to shareholders’ equity upon the receipt of the capital raised. Should the proposed public offering prove to be unsuccessful, these deferred costs as well as additional expenses to be incurred will be charged to operations.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC 825, “Financial Instruments,” approximates the carrying amounts represented in the balance sheet, primarily due to their short-term nature.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Net Loss per Share

Net loss per share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the period excluding ordinary shares subject to forfeiture. Weighted average shares was reduced for the effect of an aggregate of 187,500 ordinary shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters.

As of March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Income Taxes

The Company accounts for income taxes under ASC 740 Income Taxes (“ASC 740”). ASC 740 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities and for the expected future tax benefit to be derived from tax loss and tax credit carry forwards. ASC 740 additionally requires a valuation allowance to be established when it is more likely than not that all or a portion of deferred tax assets will not be realized.

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on January 6, 2021, the evaluation was performed for upcoming 2021 tax year which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision was nil and it had no deferred tax assets for the period presented. The Company is considered to be an exempted Cayman Islands Company, and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Note 3 — Initial Public Offering

Public Unit

Pursuant to the IPO on June 15, 2021, the Company sold 5,000,000 Public Units, which does not include the exercise of the underwriters’ over-allotment option, at a price of $10.00 per Public Unit. Each unit consists of one ordinary share and three-quarters of one warrant (see Note 7).

The Company granted the underwriters a 45-day option to purchase up to 750,000 Units to cover over-allotment. As of June 28, 2021, the Underwriters partially exercised the option and purchased 467,000 additional Public Units at a price of $10.00 per Public Unit, generating gross proceeds of $4,670,000.

The Company paid an underwriting discount of $1,250,000 (2.5% of the offering price) to the underwriters, and $75,000 to the qualified independent underwriter, at the closing of the IPO. The Company paid an underwriting discount of $116,750 at the closing of the underwriters’ partial exercise of the over-allotment option.

The Company has agreed to pay $1,640,100 (“fee” via Business Combination Marketing Agreement between the Company and representative of underwriters), which equals 3% of the gross offering proceeds, payable upon the Company’s completion of the business combination. The fee will become payable from the amounts held in the Trust Account solely in the event the Company completes its business combination. In the event that the Company does not close a business combination, the representative underwriter has agreed to waive its right to receive the fee.

Note 4 — Private Placement

Concurrently with the closing of the IPO on June 15, 2021, the Company’s sponsor, hedge funds and the representatives of underwriters and certain of their affiliates purchased an aggregate of 250,000 Private Units in a private placement at $10.00 per Private Unit. The Private Units are identical to the Public Units except with respect to certain registration rights and transfer restrictions.

Upon the closing of the underwriters’ partial exercise of the over-allotment option on June 28, 2021, the Company consummated a private sale of an additional 11,675 Private Units to the above-mentioned private units purchasers at $10.00 per Private Unit.

Note 5 — Related Party Transactions

Founder Shares

On January 8, 2021, 1,437,500 shares of the Company’s ordinary shares were issued to the sponsor at a price of approximately $0.017 per share for an aggregate of $25,000. This number includes an aggregate of up to 187,500 shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. Subject to certain limited exceptions, the initial shareholders have agreed not to transfer, assign or sell their founder shares until six months after the date of the consummation of the Company’s initial business combination or earlier if, subsequent to its initial business combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Related Party Loans

On February 10, 2021, the Company issued a $450,000 principal amount unsecured promissory note to the Company’s sponsor, and the Company had received such amount as of issuance date. The note is non-interest bearing, at the discretion of the sponsor, due on the earlier of December 31, 2021, the consummation of this offering or the abandonment of this offering. The loan was fully repaid on June 14, 2021.

In order to meet its working capital needs following the consummation of the IPO, the Company’s initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note and would either be paid upon consummation of the Company’s initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the working capital loan may be converted upon consummation of the Company’s business combination into additional Private Units at a price of $10.00 per unit. If the Company does not complete a business combination, the working capital loan will only be repaid with funds not held in the Trust Account and only to the extent available.

Advance For Private Units To Be Issued

As of March 31, 2021, the Company’s sponsor advanced $100,000 to the Company’s account in anticipation of the amount to be paid for the purchase of Private Units.

Note 6 — Commitments and Contingencies

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of this financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Business Combination Marketing Agreement

The Company has entered into Business Combination Marketing Agreement with representative of its underwriters, and agreed to pay a fee totaling $1,640,100, which equals 3% of the gross offering proceeds, payable upon the Company’s completion of the business combination. The fee will become payable from the amounts held in the Trust Account solely in the event the Company completes its Business Combination. In the event that the Company does not close a business combination, the representative underwriter has waived its right to receive the fee.

Registration Rights

The initial shareholders will be entitled to registration rights with respect to their initial shares, as well as the holders of the Private Units and holders of any securities issued to the Company’s initial shareholders, officers, directors or their affiliates in payment of working capital loans or extension loans made to the Company, will be entitled to registration rights with respect to the Private Units (and underlying securities), pursuant to an agreement signed on the effective date of the IPO. The holders of such securities are entitled to demand that the Company register these securities at any time after the Company consummates a business combination. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after the Company’s consummation of a business combination.

Note 7 — Shareholder’s Equity

Ordinary shares

The Company is authorized to issue 500,000,000 ordinary shares with a par value of $0.0001 per share.

On January 8, 2021, 1,437,500 shares of the Company’s ordinary shares were issued to the sponsor at a price of approximately $0.017 per share for an aggregate of $25,000. On May 11, 2021, the sponsor surrendered 553,314 shares of founder shares, and then the Company re-issued this portion of founder shares, purchased by hedge funds and representatives of underwriters and certain of their affiliates with nominal price. In the event that the over-allotment option is not exercised, an aggregate of up to 187,500 shares held by initial shareholders will be forfeited proportionally. Subject to certain limited exceptions, the initial shareholders have agreed not to transfer, assign or sell their founder shares until six months after the date of the consummation of our initial business combination or earlier if, subsequent to the Company’s initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

As of March 31, 2021, there were 1,437,500 shares of ordinary shares issued and outstanding. This amount includes 187,500 shares subject to forfeiture to the extent the underwriter’s over-allotment option was not exercised in full. On June 28, 2021, the underwriter partially exercised the over-allotment and as a result 70,750 shares of ordinary shares have been cancelled (See Note 8).

Warrants

Each warrant entitles the holder to purchase one ordinary share at a price of $11.50 per share commencing 30 days after the completion of its initial business combination, and expiring five years from after the completion of an initial business combination. No fractional warrant will be issued and only whole warrants will trade. The Company may redeem the warrants at a price of $0.01 per warrant upon 30 days’ notice, only in the event that the last sale price of the ordinary shares is at least $18.00 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which notice of redemption is given, provided there is an effective registration statement and current prospectus in effect with respect to the ordinary shares underlying such warrants during the 30 day redemption period. If the Company redeems the warrants as described above, management will have the option to require all holders that wish to exercise warrants to do so on a “cashless basis.” If a registration statement is not effective within 90 days following the consummation of a business combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act of 1933, as amended. In the event that a registration statement is not effective at the time of exercise or no exemption is available for a cashless exercise, the holder of such warrant shall not be entitled to exercise such warrant for cash and in no event (whether in the case of a registration statement being effective or otherwise) will the Company be required to net cash settle the warrant exercise. If an initial business combination is not consummated, the warrants will expire and will be worthless.

In addition, if (a) the Company issues additional ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of the initial business combination at an issue price or effective issue price of less than $9.20 per ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors), (b) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of the initial business combination, and (c) the volume weighted average trading price of the Company’s ordinary shares during the 20 trading day period starting on the trading day prior to the day on which the Company consummates its initial business combination is below $9.20 per share, the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the market price, and the $18.00 per share redemption trigger price described above will be adjusted (to the nearest cent) to be equal to 180% of the market price.

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to July 23, 2021, the date that the unaudited condensed financial statements were issued.  Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

◾	The registration statement for the Company’s IPO was declared effective on June 10, 2021. On June 15, 2021, the Company consummated its IPO and associated private placement (See Note 3 and Note 4). On June 28, 2021, the underwriters partially exercised the over-allotment option (See Note 3 and Note 4).
◾	Upon the closing of the IPO on June 15, 2021 and the underwriters’ partial exercise of the over-allotment option on June 28, 2021, an aggregate of $54,670,000 from the net proceeds of the sale of Public Units and the Private Units was placed in the Trust Account. $910,904 of cash was held outside of the Trust Account and is available for the Company’s repayment of advances, payment of expenses related to the IPO and subsequent working capital purposes. Offering costs amounted to $1,849,668 consisting of $1,366,750 of underwriting discount, and $482,918 of other offering costs.
◾	For the period from the closing of underwriters’ over-allotment through July 23, 2021, the Company repaid an aggregate of $70,750 unused advances for purchasing additional private units to its sponsor, hedge funds and the representatives of underwriters and certain of their affiliates.

Item 2. Management’s Discussion and Analysis.

References to “we”, “us”, “our” or the “Company” are to Lakeshore Acquisition I Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed financial statements and related notes thereto included elsewhere in this report.

Forward-Looking Statements

This quarterly report on Form 10-Q includes forward-looking statements. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission (the “SEC”) filings.

Overview

We were formed on January 6, 2021 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region. We intend to utilize cash derived from the proceeds of our initial public offering (the “IPO”) in effecting our initial business combination.

We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

We presently have no revenue. All activities for the period from January 6, 2021 (inception) through March 31, 2021 relate to the formation and the IPO. We will have no operations other than the active solicitation of a target business with which to complete a business combination, and we will not generate any operating revenue until after its initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

As indicated in the accompanying unaudited condensed financial statements, as of March 31, 2021, we had cash in escrow of $549,645 and deferred offering costs of $83,375.

On June 15, 2021, we consummated the IPO of 5,000,000 Public Units, at a price of $10.00 per Public Unit, generating gross proceeds of $50,000,000. Simultaneously with the closing of the IPO, we consummated the sale of 250,000 Private Units, at a price of $10.00 per Private Unit, in a private placement to the sponsor, hedge funds and the representatives of underwriters and certain of their affiliates, generating gross proceeds of $2,500,000.

On June 28, 2021, the underwriters partially exercised the over-allotment option to purchase an additional 467,000 Public Units at a purchase price of $10.00 per Public Unit, generating gross proceeds of $4,670,000. Simultaneously with the closing of the underwriters’ partial exercise of the over-allotment option, we sold additional 11,675 Private Units at a price of $10.00 per Private Unit to the above-mentioned purchasers in a private placement, generating gross proceeds to us of $116,750.

Upon the consummation of the IPO and the underwriters’ partial exercise of the over-allotment option, and associated private placements, $54,670,000 of cash was placed in the Trust Account, $910,904 of cash was held outside of the Trust Account and is available for the repayment of advances, payment of expenses related to the IPO and subsequent working capital purposes.

For the period from the closing of underwriters’ over-allotment through July 23, 2021, we repaid an aggregate of $70,750 unused advances for purchasing additional private units to its sponsor, hedge funds and the representatives of underwriters and certain of their affiliates.

We cannot assure you that our plans to complete our Initial Business Combination will be successful. If we are unable to complete its initial business combination within 15 months from the date of the IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and our board of directors, liquidate and dissolve. In the event of liquidation, the holders of the founder shares and Private Units will not participate in any redemption distribution with respect to their founder shares or Private Units, until all of the claims of any redeeming shareholders and creditors are fully satisfied (and then only from funds held outside the Trust Account).

Results of Operations

Our entire activity from January 6, 2021 (inception) up to March 31, 2021 was in preparation for the IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and marketable securities held in Trust Account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the period from January 6, 2021 (inception) to March 31, 2021, we had a net loss of $4,013.

Liquidity and Capital Resources

As of March 31, 2021, we had cash of $549,645 held in an escrow account.

Prior to the consummation of the IPO, our liquidity needs had been satisfied through a payment from the sponsor of $25,000 for the founder shares, the loan under an unsecured promissory note from the sponsor of $450,000. Besides, as of March 31, 2021, the sponsor advanced $100,000 to us in anticipation of the payment for Private Units to be issued.

In the subsequent quarterly period after March 31, 2021, we consummated the IPO and private placement. Upon the consummation of the IPO, partial exercise of the over-allotment option, and associated private placements, $54,670,000 of cash was placed in the Trust Account, $910,904 of cash was held outside of the Trust Account and is available for our repayment the advances, payment of expenses related to the IPO and subsequent working capital purposes.

The promissory note from the sponsor was repaid in full on June 14, 2021. In order to meet our working capital needs following the consummation of the IPO, our initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan us funds, from time to time or at any time, in amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note and would either be paid upon consummation of our initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the working capital loan may be converted upon consummation of our business combination into additional Private Units at a price of $10.00 per unit. If we do not complete a business combination, the working capital loan will only be repaid with funds not held in the Trust Account and only to the extent available.

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.

If our estimates of the costs of undertaking due diligence and negotiating our initial business combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to convert a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

Critical Accounting Policies

The preparation of these unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements. Actual results could differ from those estimates.

Deferred offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that were directly related to the IPO and that will be charged to shareholder’s equity upon the completion of the IPO. If the IPO proved to be unsuccessful, these deferred costs, as well as additional expenses incurred, would be charged to operations.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

Contractual Obligations

Business Combination Marketing Agreement

We have entered into Business Combination Marketing Agreement with representative of our underwriters, and agreed to pay a fee totaling $1,640,100, which equals 3% of the gross offering proceeds, payable upon the completion of the business combination. The fee will become payable from the amounts held in the Trust Account solely in the event we complete our initial business combination. In the event that we do not close a business combination, the representative underwriter has agreed to waive its right to receive the fee.

Registration Rights

The initial shareholders will be entitled to registration rights with respect to their initial shares, as well as the holders of the Private Units and holders of any securities issued to our initial shareholders, officers, directors or their affiliates in payment of working capital loans or extension loans made to us, will be entitled to registration rights with respect to the Private Units (and underlying securities), pursuant to an agreement signed on the effective date of the IPO. The holders of such securities are entitled to demand that we register these securities at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after our consummation of a business combination.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and are not required to provide the information otherwise required under this item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from January 6, 2021(inception) through March 31, 2021, covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.  Risk Factors

We are a smaller reporting company and are not required to provide the information otherwise required under this item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On June 15, 2021, we consummated the IPO of 5,000,000 Public Units at a price of $10.00 per Public Unit. Each Public Unit consists of one ordinary share and three-quarters of one warrant.  As of June 28, 2021, the underwriters partially exercised their over-allotment option, and we sold an additional 467,000 Public Units at a price of $10.00 per Public Unit. The IPO and the over-allotment generated total gross proceeds of $54,670,000. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 255174). The SEC declared the registration statement effective on June 10, 2021.

Simultaneously with the IPO, we consummated the private placement of an aggregate of 250,000 Private Units at a price of $10.00 per Private Unit. Simultaneously with the closing of the underwriters’ partial exercise of the over-allotment option, we consummated the private placement of an additional 11,675 Private Units at a price of $10.00 per Private Unit. The private placements generated proceeds of $2,616,750. The issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act. The Private Units are identical to the Public Units except with respect to certain registration rights and transfer restrictions.

Offering costs amounted to $1,849,668 consisting of $1,366,750 of underwriting discount, and $482,918 of other offering costs.

Upon the consummation of the IPO and the underwriters’ partial exercise of the over-allotment option, and associated private placements, $54,670,000 of cash was placed in the Trust Account, $910,904 of cash was held outside of the Trust Account and is available for our repayment of advances, payment of expenses related to the IPO and subsequent working capital purposes.

For the period from the closing of underwriters’ over-allotment through July 23, 2021, we repaid an aggregate of $70,750 unused advances for purchasing additional private units to our sponsor, hedge funds and the representatives of underwriters and certain of their affiliates.

There has been no material change in the planned use of the proceeds from the IPO and private placement as is described in our final prospectus related to the IPO.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits

ITEM 6.     EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
3.1

Amended and Restated Memorandum and Articles of Lakeshore Acquisition I Corp. (incorporated by reference to Exhibit 3.1 of Lakeshore Acquisition I Corp.’s Current Report on Form 8-K filed with the SEC on June 16, 2021).

4.1

Warrant Agreement, dated June 10, 2021, by and between Lakeshore Acquisition I Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 4.1 of Lakeshore Acquisition I Corp.’s Current Report on Form 8-K filed with the SEC on June 16, 2021).

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of Lakeshore Acquisition I Corp.’s Registration Statement on Form S-1 filed with the SEC on April 22, 2021).
4.3	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 of Lakeshore Acquisition I Corp.’s Registration Statement on Form S-1 filed with the SEC on April 22, 2021).
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of Lakeshore Acquisition I Corp.’s Registration Statement on Form S-1 filed with the SEC on April 22, 2021).
10.1

Letter Agreement, dated June 10, 2021, by and among Lakeshore Acquisition I Corp., its executive officers, its directors, and RedOne Investment Limited (incorporated by reference to Exhibit 10.1 of Lakeshore Acquisition I Corp.’s Current Report on Form 8 K filed with the SEC on June 16, 2021).

10.2

Investment Management Trust Agreement, dated June 10, 2021, by and between Lakeshore Acquisition I Corp. and Continental Stock Transfer & Trust Company (incorporated by reference to Exhibit 10.2 of Lakeshore Acquisition I Corp.’s Current Report on Form 8 K filed with the SEC on June 16, 2021).

10.3

Registration Rights Agreement, dated June 10, 2021, by and among Lakeshore Acquisition I Corp., RedOne Investment Limited and the other holders party thereto (incorporated by reference to Exhibit 10.3 of Lakeshore Acquisition I Corp.’s Current Report on Form 8 K filed with the SEC on June 16, 2021).

10.4

Indemnity Agreements, each dated as of June 10, 2021, by and between Lakeshore Acquisition I Corp. and each of the officers and directors of Lakeshore Acquisition I Corp. (incorporated by reference to Exhibit 10.4 of Lakeshore Acquisition I Corp.’s Current Report on Form 8 K filed with the SEC on June 16, 2021).

10.5

Private Placement Securities Subscription Agreement, dated June 10, 2021, by and among Lakeshore Acquisition I Corp., RedOne Investment Limited and other parties named therein (incorporated by reference to Exhibit 10.5 of Lakeshore Acquisition I Corp.’s Current Report on Form 8 K filed with the SEC on June 16, 2021).

31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 23, 2021	LAKESHORE ACQUISITION I CORP.

	By:	/s/ Laura Li
Name: Laura Li
Title: Chief Financial Officer (Principal Financial Officer and Accounting Officer)