Form 10-Q
period 2021-06-30
Lakeshore Acquisition I Corp.
filed 2021-08-23
CIK 1848000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

☐ Large accelerated filer	☐ Accelerated filer
☒ Non-accelerated filer	☒ Smaller reporting company
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

As of August 23, 2021, there were 7,095,425 ordinary shares, par value $0.0001, of the Company issued and outstanding.

12

LAKESHORE ACQUISITION I CORP.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Unaudited Condensed Balance Sheet as of June 30, 2021	1

	Unaudited Condensed Statement of Operations for the three months ended June 30, 2021 and the period from January 6, 2021 (Inception) to June 30, 2021	2

	Unaudited Condensed Statement of Changes in Shareholder’s Equity for the three months ended June 30, 2021 and the period from January 6, 2021 (Inception) to June 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from January 6, 2021 (Inception) to June 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION		20

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES		22

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

LAKESHORE ACQUISITION I CORP.

Unaudited Condensed Balance Sheet

June 30, 2021

ASSETS
Current assets
Cash	$863,500
Total Current Assets	863,500

Marketable securities held in trust account	54,670,106
Total Assets	$55,533,606

LIABILITIES AND SHAREHOLDER’S EQUITY
Current Liabilities
Advances for private units to be issued	$70,750
Accrued expenses and offering costs	70,202
Total Liabilities	140,952

Commitments and contingencies

Redeemable Ordinary Shares
Ordinary share subject to possible redemption: 5,467,000 shares (at redemption value of $10.00 per share)	54,670,000

Shareholders’ Equity
Ordinary share, $0.0001 par value; 500,000,000 shares authorized; 1,628,425 shares issued and outstanding	163
Additional paid-in capital	779,049
Accumulated deficit	(56,558)
Total Shareholders’ Equity	722,654
Total Liabilities and Shareholders’ Equity	$55,533,606

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAKESHORE ACQUISITION I CORP.

Unaudited Condensed Statement of Operations

For the three months ended June 30, 2021 and the period from January 6, 2021 (Inception) to June 30, 2021

		For The
		Period From
		January 6,
		2021
	For The	(Inception)
	Three Months Ended	To
	June 30,	June 30,
	2021	2021
Formation, general and administrative expenses	$52,651	$56,664
Loss from operations	(52,651)	(56,664)
Other income
Interest income on marketable securities held in trust account	106	106
Net Loss	(52,545)	(56,558)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares-basic and diluted	894,516	462,506
Ordinary shares-basic and diluted	1,298,190	1,260,712

Basic and diluted net loss per share
Redeemable ordinary shares-basic and diluted	$2.75	$6.61
Ordinary shares-basic and diluted	$(1.94)	$(2.47)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAKESHORE ACQUISITION I CORP.

Unaudited Condensed Statement of Changes in Shareholders’ Equity

For the three months ended June 30, 2021 and the period from January 6, 2021 (Inception) to June 30, 2021

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, March 31, 2021	1,437,500	$144	$24,856	$(4,013)	$20,987
Issuance of public units	5,467,000	547	54,669,453	—	54,670,000
Issuance of private units	261,675	26	2,616,724	—	2,616,750
Underwriters’ discount	—	—	(1,366,750)	—	(1,366,750)
Deduction of other offering costs	—	—	(495,788)	—	(495,788)
Forfeiture of shares	(70,750)	(7)	7	—	—
Change in value of ordinary shares subject to redemption	(5,467,000)	(547)	(52,251,125)	—	(52,251,672)
Allocation of offering costs to ordinary shares subject to redemption	—	—	1,780,148	—	1,780,148
Deduction for increases of carrying value of redeemable shares	—	—	(4,198,476)	—	(4,198,476)
Net loss	—	—	—	(52,545)	(52,545)
Balances, June 30, 2021	1,628,425	$163	$779,049	$(56,558)	$722,654

Balances, January 6, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to the sponsor	1,437,500	144	24,856	—	25,000
Issuance of public units	5,467,000	547	54,669,453	—	54,670,000
Issuance of private units	261,675	26	2,616,724	—	2,616,750
Underwriters’ discount	—	—	(1,366,750)	—	(1,366,750)
Deduction of other offering costs	—	—	(495,788)	—	(495,788)
Forfeiture of shares	(70,750)	(7)	7	—	—
Change in value of ordinary shares subject to redemption	(5,467,000)	(547)	(52,251,125)	—	(52,251,672)
Allocation of offering costs to ordinary shares subject to redemption	—	—	1,780,148	—	1,780,148
Deduction for increases of carrying value of redeemable shares	—	—	(4,198,476)	—	(4,198,476)
Net loss	—	—	—	(56,558)	(56,558)
Balances, June 30, 2021	1,628,425	$163	$779,049	$(56,558)	$722,654

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAKESHORE ACQUISITION I CORP.

Unaudited Condensed Statement of Cash Flows

For the period from January 6, 2021 (Inception) to June 30, 2021

Cash flow from operating activities
Net loss	$(56,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned in trust account	(106)
Change in operating assets and liabilities:
Change in accrued expenses	57,332
Net cash provided by operating activities	668

Cash flow from investing activities
Cash deposited in trust account	(54,670,000)
Net cash used in investing activities	(54,670,000)

Cash flow from financing activities
Proceeds from note payable to a related party	450,000
Proceeds from advance for private units to be issued	70,750
Proceeds from issuance of ordinary shares	57,311,750
Repayment of note payable to a related party	(450,000)
Payment of underwriters’ discount	(1,366,750)
Payment of offering costs	(482,918)
Net cash provided by financing activities	55,532,832

Net change in cash	863,500
Cash at beginning of period	—
Cash at end of period	$863,500

Supplemental disclosure of noncash activities:
Offering costs included in accrued expense	$12,870

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

As of June 30, 2021, the Company had not generated revenue. All activities for the period from January 6, 2021 (inception) through June 30, 2021 relate to the Company’s formation and the initial public offering (the “IPO”) described below and its effort in seeking a target business. The Company will not generate any operating revenue until after its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

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

Simultaneously with the IPO, the Company sold to its sponsor, hedge funds and the representatives of underwriters and certain of their affiliates 250,000 units at $10.00 per unit (the “Private Units”) in a private placement (as described in Note 4), generating total gross proceeds of $2,500,000.

The Company granted the underwriters a 45-day option to purchase up to 750,000 Units to cover over-allotment. The Underwriters had partially exercised the option and purchased 467,000 additional Public Units by June 28, 2021, generating gross proceeds of $4,670,000.

Upon the closing of the over-allotment on June 28, 2021, the Company consummated a private sale of an additional 11,675 Private Units at a price of $10.00 per Private Unit, generating gross proceeds of $116,750.

Offering costs amounted to $1,862,538, consisting of $1,366,750 of underwriting discount and $495,788 of other offering costs. Except for the $25,000 of subscription of founder shares, the Company received net proceeds of $55,424,212 from the IPO and the private placement.

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had $863,500 in cash held outside its Trust Account available for the Company’s repayment the advances, payment of expenses related to the IPO subsequent working capital purposes.

Prior to the IPO, The Company’s liquidity needs had been satisfied through a payment from the sponsor of $25,000 (see Note 8) for the founder shares, the loan under an unsecured promissory note from the sponsor of $450,000 (see Note 5). The promissory note from the sponsor was repaid in full on June 14, 2021.

Upon the consummation of the IPO on June 15, 2021 and the closing of the underwriters’ partial exercise of the over-allotment option on June 28, 2021, and associated private placements (see Note 3 and Note 4), $54,670,000 of cash was placed in the Trust Account.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended June 30, 2021 and the period from January 6, 2021 (inception) through June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2021.

Marketable Securities Held in the Trust Account

As of June 30, 2021, the assets held in the Trust Account were money market funds that invest in cash, U.S. Treasury bills, notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury (See Note 6).

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021, ordinary shares subject to possible redemption are presented at redemption value of $10.00 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Offering Costs Associated with the IPO

Offering costs consist underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that are directly related to the IPO. As of June 30, 2021, offering costs totaled $1,862,538. The amount was consisted of $1,366,750 in underwriters’ fees, plus $495,788 of other expenses. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. The Company allocates offering costs between public shares and public warrants based on the estimated fair values of public shares and public warrants at the date of issuance. Accordingly, $1,780,148 was allocated to public shares and was charged to temporary equity, and $82,389 was allocated to public warrants and was charged to shareholders’ equity.

Advances For Private Units To Be Issued

Advances for private units to be issued relate to deposits from private placement purchasers before the consummation of the IPO in anticipation of the amount to be paid for the purchase of additional Private Units in the event that the underwriters exercise their over-allotment option in full. Because that underwriters had partially exercised the over-allotment option, $70,750 remained in the Company’s account payable to private placement purchasers as of June 30, 2021.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution that at times may exceed the federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed  income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the condensed statement of operations is based on the following:

		For The Period From
		January 6, 2021
	For The Three Months	(Inception) To June 30,
	Ended June 30, 2021	2021
Net loss	$(52,545)	$(56,558)
Accretion of temporary equity to redemption value	(4,198,476)	(4,198,476)
Net loss including accretion of temporary equity to redemption value	$(4,251,021)	$(4,255,034)

	For The Three Months Ended June 30,		For The Period From January 6, 2021 (Inception) To June 30,
	2021		2021
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(1,734,208)	$(2,516,813)	$(1,142,038)	$(3,112,996)
Accretion of temporary equity to redemption value	4,198,476	—	4,198,476	—
Allocation of net income/(loss)	$2,464,268	$(2,516,813)	$3,056,438	$(3,112,996)

Denominators:
Weighted-average shares outstanding	894,516	1,298,190	462,506	1,260,712
Basic and diluted net income/(loss) per share	$2.75	$(1.94)	$6.61	$(2.47)

In connection with the closing of the underwriters’ partial exercise of their over-allotment option on June 28, 2021, 116,750 founder shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

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

Note 3 — Initial Public Offering

Public Unit

Pursuant to the IPO on June 15, 2021, the Company sold 5,000,000 Public Units, which does not include the exercise of the underwriters’ over-allotment option, at a price of $10.00 per Public Unit. Each unit consists of one ordinary share and three-quarters of one warrant (see Note 8).

The Company granted the underwriters a 45-day option to purchase up to 750,000 Units to cover over-allotment. Upon the closing of the over-allotment on June 28, 2021, the Underwriters had partially exercised the option and purchased 467,000 additional Public Units at a price of $10.00 per Public Unit, generating gross proceeds of $4,670,000.

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

All of the 5,467,000 public shares sold as part of the Public Units in the IPO contain a redemption feature which allows for the redemption of such public shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation, or in connection with the Company’s liquidation. In accordance with the Securities and Exchange Commission (the “SEC”) and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-

10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

As of June 30, 2021, the ordinary shares reflected on the balance sheet are reconciled in the following table.

As of June 30, 2021
Gross proceeds	$54,670,000
Less:
Proceeds allocated to public warrants	(2,418,328)
Offering costs of public shares	$(1,780,148)
Plus:
Accretion of carrying value to redemption value	$4,198,476
Ordinary share subject to possible redemption	$54,670,000

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

Note 5 — Related Party Transactions

Founder Shares

On January 8, 2021, 1,437,500 shares of the Company’s ordinary shares were issued to the sponsor at a price of approximately $0.017 per share for an aggregate of $25,000. This number includes an aggregate of up to 187,500 shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters. Subject to certain limited exceptions, the initial shareholders have agreed not to transfer, assign or sell their founder shares until six months after the date of the consummation of the Company’s initial business combination or earlier if, subsequent to its initial business combination, the Company consummates a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property. On June 28, 2021, the Company cancelled an aggregated of 70,750 ordinary shares issued to certain shareholders of the Company prior to the IPO.

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

Note 6 — Fair Value Measurements

The Company follows the guidance in ASC 820 for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually.

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2021
Assets:
Marketable securities held in Trust Account	1	$54,670,106

Note 7 — Commitments and Contingencies

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

Note 8 — Shareholder’s Equity

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

On June 15, 2021, the Company sold 5,000,000 units at a price of $10.00 per Public Unit in the IPO; and the Company sold to its sponsor, hedge funds and the representatives of underwriters and certain of their affiliates of underwriters an aggregate of 250,000 Private Units at $10.00 per Private Unit. Each Public Unit and Private Unit consists of one share of ordinary shares and three quarters of one warrant.

The Company granted the underwriters a 45-day option to purchase up to 750,000 Units to cover over-allotment. Upon the closing of the over-allotment on June 28, 2021, the Underwriters had partially exercised the option and purchased 467,000 additional Public Units at a price of $10.00 per Public Unit; and the Company consummated a private sale of an additional 11,675 Private Units at a price of $10.00 per Private Units. Additionally, on June 28, 2021, the Company cancelled an aggregated of 70,750 ordinary shares issued to certain shareholders of the Company prior to the IPO.

As of June 30, 2021, there were 1,628,425 shares of ordinary shares issued and outstanding excluding 5,467,000 shares subject to possible redemption.

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

Note 9 — Revision of Prior Period Financial Statement

Recently, the Staff of the SEC issued comment letters to multiple SPACs and addressed certain accounting and reporting considerations related to redeemable equity instruments. Based on ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity. As a result, the Company re-evaluated its accounting classification of public shares and concluded that all public shares should be reported as temporary equity on the Company’s balance sheet. The Company previously classified 4,578,015 public shares as temporary equity and the remaining as permanent equity to maintain total shareholders’ equity above $5 million on the balance sheet as of June 15, 2021 filed with Form 8-K on June 22, 2021.  In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements;” we evaluated and have determined to restate all 5,000,000 public shares as temporary equity.

The following summarizes the effect of the revision on each financial statement line item.

	As		As
As of June 15, 2021	Reported	Adjustment	Adjusted
Revised Balance Sheet
Ordinary share subject to possible redemption	$45,780,150	$4,219,850	$50,000,000

Shareholders’ Equity
Ordinary share	211	(42)	169
Additional paid in capital	5,011,721	(4,219,808)	791,913
Total shareholders’ equity	$5,000,004	$(4,219,850)	$780,154

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 23, 2021, the date that the unaudited condensed financial statements were issued.  Other than described below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

During July 7, 2021 and July 8, 2021, the Company repaid an aggregate of $70,750 unused advances for purchasing additional private units to its sponsor, hedge funds and the representatives of underwriters and certain of their affiliates.

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

We presently have no revenue. All activities for the period from January 6, 2021 (inception) through June 30, 2021 relate to the formation and the IPO and seeking of a target business. We will have no operations other than the active solicitation of a target business with which to complete a business combination, and we will not generate any operating revenue until after its initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

Upon the consummation of the IPO and the underwriters’ partial exercise of the over-allotment option, and associated private placements, $54,670,000 of cash was placed in the Trust Account.

As indicated in the accompanying unaudited condensed financial statements, as of June 30, 2021, we had $863,500 in cash held outside its Trust Account available for the repayment of advances, payment of expenses related to the IPO and subsequent working capital purposes.

During July 7, 2021 and July 8, 2021, the Company repaid an aggregate of $70,750 unused advances for purchasing additional private units to its sponsor, hedge funds and the representatives of underwriters and certain of their affiliates.

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

Results of Operations

Our entire activity from January 6, 2021 (inception) up to the consummation of the IPO was in preparation for the IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and marketable securities held in Trust Account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

For the three months ended June 30, 2021, we had a net loss of $52,545. We earned $106 of interest income from investments in our Trust Account and incurred $52,651 of formation, general and administrative expenses.

For the period from January 6, 2021 (inception) to June 30, 2021, we had a net loss of $56,558. We earned $106 of interest income from investments in our Trust Account and incurred $56,664 of formation, general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2021, we had $863,500 in cash held outside its Trust Account available for our repayment the advances, payment of expenses related to the IPO and subsequent working capital purposes.

Prior to the consummation of the IPO, our liquidity needs had been satisfied through a payment from the sponsor of $25,000 for the founder shares, the loan under an unsecured promissory note from the sponsor of $450,000. The promissory note from the sponsor was repaid in full on June 14, 2021.

Upon the consummation of the IPO on June 15, 2021 and the closing of the underwriters’ partial exercise of the over-allotment option on June 28, 2021, and associated private placements, $54,670,000 of cash was placed in the Trust Account. As of June 30, 2021, an aggregate of $54,670,106 was held in the Trust Account in money market funds that invest in cash, U.S. Treasury bills, notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury.

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

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that were directly related to the IPO. As of June 30, 2021, offering costs totaled $1,862,538. The amount was consisted of $1,366,750 in underwriters’ fees, plus $495,788 of other expenses. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. The Company allocates offering costs between public shares and public warrants based on the estimated fair values of public shares and public warrants at the date of issuance. Accordingly, $1,780,148 was allocated to public shares and was charged to temporary equity, and $ 82,389 was allocated to public warrants and was charged to shareholders’ equity.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of June 30, 2021, public shares subject to possible redemption are presented at redemption value of $10.00 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals zero.

Net Income (Loss) per Share

We comply with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income

(loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders.

As of June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from January 6, 2021(inception) through June 30, 2021, covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the correction of the previously filed financial statement (See Item 1, Note 9), we are enhancing our processes to appropriately apply applicable accounting requirements to our financial statements. Our plans include providing training to our accounting personnel and increased communication among our accounting personnel and third-party professionals with whom it consults regarding complex accounting applications. We believe our efforts will enhance our controls relating to complex and technical accounting matters, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practices based on the SEC Statement may evolve over time.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.  Risk Factors

We are a smaller reporting company and are not required to provide the information otherwise required under this item.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

On June 15, 2021, we consummated the IPO of 5,000,000 Public Units at a price of $10.00 per Public Unit. Each Public Unit consists of one ordinary share and three-quarters of one warrant. Upon the closing of the over-allotment on June 28, 2021, the underwriters had partially exercised their over-allotment option, and we sold an additional 467,000 Public Units at a price of $10.00 per Public Unit. The IPO and the over-allotment generated total gross proceeds of $54,670,000. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 255174). The SEC declared the registration statement effective on June 10, 2021.

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

Offering costs amounted to $1,862,538 consisting of $1,366,750 of underwriting discount, and $495,788 of other offering costs.

Upon the consummation of the IPO on June 15, 2021 and the underwriters’ partial exercise of the over-allotment option on June 28, 2021, and associated private placements, $54,670,000 of cash was placed in the Trust Account.

As of June 30, 2021, we had $863,500 in cash held outside its Trust Account available for the repayment of advances, payment of expenses related to the IPO and subsequent working capital purposes.

During July 7, 2021 and July 8, 2021, the Company repaid an aggregate of $70,750 unused advances for purchasing additional private units to its sponsor, hedge funds and the representatives of underwriters and certain of their affiliates.

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

Date: August 23, 2021	LAKESHORE ACQUISITION I CORP.

	By:	/s/ Laura Li
Name: Laura Li
Title: Chief Financial Officer (Principal Financial Officer and Accounting Officer)