Form 10-Q
period 2021-09-30
Lakeshore Acquisition I Corp.
filed 2021-11-15
CIK 1848000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, there were 7,095,425 ordinary shares, par value $0.0001, of the Company issued and outstanding.

LAKESHORE ACQUISITION I CORP.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements	1

	Unaudited Condensed Balance Sheet as of September 30, 2021	1

	Unaudited Condensed Statement of Operations for the three months ended September 30, 2021 and the period from January 6, 2021 (Inception) to September 30, 2021	2

	Unaudited Condensed Statement of Changes in Shareholder’s Equity for the three months ended September 30, 2021 and the period from January 6, 2021 (Inception) to September 30, 2021	3

	Unaudited Condensed Statement of Cash Flows for the period from January 6, 2021 (Inception) to September 30, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION		20

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	21

Item 4.	Mine Safety Disclosures	21

Item 5.	Other Information	21

Item 6.	Exhibits	21

SIGNATURES		22

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

LAKESHORE ACQUISITION I CORP.

Unaudited Condensed Balance Sheet

September 30, 2021

ASSETS
Current assets
Cash	$489,316
Prepaid expenses	101,933
Amount due from related party	30,000
Marketable securities held in trust account	54,670,811
Total Current Assets	55,292,060
Total Assets	$55,292,060

LIABILITIES AND SHAREHOLDER’S EQUITY

Commitments and contingencies

Redeemable Ordinary Shares
Ordinary share subject to possible redemption: 5,467,000 shares (at redemption value of $10.00 per share)	$54,670,000

Shareholders’ Equity
Ordinary share, $0.0001 par value; 500,000,000 shares authorized; 1,628,425 shares issued and outstanding	163
Additional paid-in capital	779,049
Accumulated deficit	(157,152)
Total Shareholders’ Equity	622,060
Total Liabilities and Shareholders’ Equity	$55,292,060

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAKESHORE ACQUISITION I CORP.

Unaudited Condensed Statement of Operations

For the three months ended September 30, 2021 and the period from January 6, 2021 (Inception) to September 30, 2021

		For The
		Period From
		January 6,
		2021
	For The	(Inception)
	Three Months Ended	To
	September 30,	September 30,
	2021	2021
Formation, general and administrative expenses	$101,299	$157,963
Loss from operations	(101,299)	(157,963)
Other income
Interest income on marketable securities held in trust account	705	811
Net Loss	(100,594)	(157,152)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares-basic and diluted	5,467,000	2,180,466
Ordinary shares-basic and diluted	1,628,425	1,386,942

Basic and diluted net loss per share
Redeemable ordinary shares-basic and diluted	$(0.01)	$0.70
Ordinary shares-basic and diluted	$(0.01)	$(1.22)

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAKESHORE ACQUISITION I CORP.

Unaudited Condensed Statement of Changes in Shareholders’ Equity

For the three months ended September 30, 2021 and the period from January 6, 2021 (Inception) to September 30, 2021

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, June 30, 2021	1,628,425	$163	$779,049	$(56,558)	$722,654
Net loss	—	—	—	(100,594)	(100,594)
Balances, September 30, 2021	1,628,425	$163	$779,049	$(157,152)	$622,060

Balances, January 6, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to the sponsor	1,437,500	144	24,856	—	25,000
Issuance of public units	5,467,000	547	54,669,453	—	54,670,000
Issuance of private units	261,675	26	2,616,724	—	2,616,750
Underwriters’ discount	—	—	(1,366,750)	—	(1,366,750)
Deduction of other offering costs	—	—	(495,788)	—	(495,788)
Forfeiture of shares	(70,750)	(7)	7	—	—
Change in value of ordinary shares subject to redemption	(5,467,000)	(547)	(52,251,125)	—	(52,251,672)
Allocation of offering costs to ordinary shares subject to redemption	—	—	1,780,148	—	1,780,148
Deduction for increases of carrying value of redeemable shares	—	—	(4,198,476)	—	(4,198,476)
Net loss	—	—	—	(157,152)	(157,152)
Balances, September 30, 2021	1,628,425	$163	$779,049	$(157,152)	$622,060

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAKESHORE ACQUISITION I CORP.

Unaudited Condensed Statement of Cash Flows

For the period from January 6, 2021 (Inception) to September 30, 2021

Cash flow from operating activities
Net loss	$(157,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned in trust account	(811)
Change in operating assets and liabilities:
Change in prepaid expenses	(101,933)
Change in amount due from related party	(30,000)
Net cash provided by operating activities	(289,896)

Cash flow from investing activities
Cash deposited in trust account	(54,670,000)
Net cash used in investing activities	(54,670,000)

Cash flow from financing activities
Proceeds from note payable to a related party	450,000
Proceeds from advance for private units to be issued	70,750
Proceeds from issuance of ordinary shares	57,311,750
Repayment of note payable to a related party	(450,000)
Repayment of advance from private units purchasers	(70,750)
Payment of underwriters’ discount	(1,366,750)
Payment of offering costs	(495,788)
Net cash provided by financing activities	55,449,212

Net change in cash	489,316
Cash at beginning of period	—
Cash at end of period	$489,316

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

As of September 30, 2021, the Company had not generated revenue. All activities for the period from January 6, 2021 (inception) through September 30, 2021 relate to the Company’s formation and the initial public offering (the “IPO”) described below and its effort in seeking a target business. The Company will not generate any operating revenue until after its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had $489,316 in cash held outside its Trust Account available for the Company’s working capital purposes.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended September 30, 2021 and the period from January 6, 2021 (inception) through September 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2021.

Marketable Securities Held in the Trust Account

As of September 30, 2021, the assets held in the Trust Account were money market funds that invest in cash, U.S. Treasury bills, notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury (See Note 6).

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, ordinary shares subject to possible redemption are presented at redemption value of $10.00 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Offering Costs Associated with the IPO

Offering costs consist underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that are directly related to the IPO. As of September 30, 2021, offering costs totaled $1,862,538. The amount was consisted of $1,366,750 in underwriters’ fees, plus $495,788 of other expenses. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. The Company allocates offering costs between public shares and public warrants based on the estimated fair values of public shares and public warrants at the date of issuance. Accordingly, $1,780,148 was allocated to public shares and was charged to temporary equity, and $82,390 was allocated to public warrants and was charged to shareholders’ equity.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed  income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the condensed statement of operations is based on the following:

		For The Period From
		January 6, 2021
	For The Three Months	(Inception) To September 30,
	Ended September 30, 2021	2021
Net loss	$(100,594)	$(157,152)
Accretion of temporary equity to redemption value	—	(4,198,476)
Net loss including accretion of temporary equity to redemption value	$(100,594)	$(4,355,628)

	For The Three Months Ended September 30,		For The Period From January 6, 2021 (Inception) To September 30,
	2021		2021
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(77,507)	$(23,087)	$(2,662,243)	$(1,693,385)
Accretion of temporary equity to redemption value	—	—	4,198,476	—
Allocation of net income/(loss)	$(77,507)	$(23,087)	$1,536,233	$(1,693,385)

Denominators:
Weighted-average shares outstanding	5,467,000	1,628,425	2,180,466	1,386,942
Basic and diluted net income/(loss) per share	$(0.01)	$(0.01)	$0.70	$(1.22)

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

All of the 5,467,000 public shares sold as part of the Public Units in the IPO contain a redemption feature which allows for the redemption of such public shares if there is a stockholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated certificate of incorporation, or in connection with the Company’s liquidation. In accordance with the Securities and Exchange Commission (the “SEC”) and its staff’s guidance on redeemable equity instruments, which has been codified in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity.

As of September 30, 2021, the ordinary shares reflected on the balance sheet are reconciled in the following table.

As of September 30, 2021
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

In order to meet its working capital needs following the consummation of the IPO, the Company’s initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note and would either be paid upon consummation of the Company’s initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the working capital loan may be converted upon consummation of the Company’s business combination into additional Private Units at a price of $10.00 per unit. If the Company does not complete a business combination, the working capital loan will only be repaid with funds not held in the Trust Account and only to the extent available. As of September 30, 2021, there was nil working capital loan outstanding.

Amount Due From Related Party

In September 2021, the Company made a temporary payment of $30,000 to the Company’s sponsor, for the purpose of leasing an office on behalf of the Company. The Company had decided to take an alternative option and the sponsor returned the amount to the Company on October 19, 2021.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2021
Assets:
Marketable securities held in Trust Account	1	$54,670,811

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

As of September 30, 2021, there were 1,628,425 shares of ordinary shares issued and outstanding excluding 5,467,000 shares subject to possible redemption.

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to November 15, 2021, the date that the unaudited condensed financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

We presently have no revenue. All activities for the period from January 6, 2021 (inception) through September 30, 2021 relate to the formation and the IPO and seeking of a target business. We will have no operations other than the active solicitation of a target business with which to complete a business combination, and we will not generate any operating revenue until after its initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

As indicated in the accompanying unaudited condensed financial statements, as of September 30, 2021, we had $489,316 in cash held outside its Trust Account available for the working capital purposes.

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

For the three months ended September 30, 2021, we had a net loss of $100,594. We earned $705 of interest income from investments in our Trust Account and incurred $101,299 of general and administrative expenses.

For the period from January 6, 2021 (inception) to September 30, 2021, we had a net loss of $157,152. We earned $811 of interest income from investments in our Trust Account and incurred $157,963 of formation, general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2021, we had $489,316 in cash held outside its Trust Account available for our working capital purposes.

Prior to the consummation of the IPO, our liquidity needs had been satisfied through a payment from the sponsor of $25,000 for the founder shares, the loan under an unsecured promissory note from the sponsor of $450,000. The promissory note from the sponsor was repaid in full on June 14, 2021.

Upon the consummation of the IPO on June 15, 2021 and the closing of the underwriters’ partial exercise of the over-allotment option on June 28, 2021, and associated private placements, $54,670,000 of cash was placed in the Trust Account. As of September 30, 2021, an aggregate of $54,670,811 was held in the Trust Account in money market funds that invest in cash, U.S. Treasury bills, notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury.

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

Offering Costs Associated with the IPO

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that were directly related to the IPO. As of September 30, 2021, offering costs totaled $1,862,538. The amount was consisted of $1,366,750 in underwriters’ fees, plus $495,788 of other expenses. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. The Company allocates offering costs between public shares and public warrants based on the estimated fair values of public shares and public warrants at the date of issuance. Accordingly, $1,780,148 was allocated to public shares and was charged to temporary equity, and $ 82,390 was allocated to public warrants and was charged to shareholders’ equity.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of September 30, 2021, public shares subject to possible redemption are presented at redemption value of $10.00 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals zero.

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

As of September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from January 6, 2021(inception) through September 30, 2021, covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the correction of the previously filed financial statement (See Item 1, Note 9), we are enhancing our processes to appropriately apply applicable accounting requirements to our financial statements. Our plans include providing training to our accounting personnel and increased communication among our accounting personnel and third-party professionals with whom it consults regarding complex accounting applications. We believe our efforts will enhance our controls relating to complex and technical accounting matters, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practices based on the SEC Statement may evolve over time.

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

As of September 30, 2021, we had $489,316 in cash held outside its Trust Account available for the working capital purposes.

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

Date: November 15, 2021	LAKESHORE ACQUISITION I CORP.

	By:	/s/ Laura Li
Name: Laura Li
Title: Chief Financial Officer (Principal Financial Officer and Accounting Officer)