Form 10-K
period 2021-12-31
Lakeshore Acquisition I Corp.
filed 2022-03-31
CIK 1848000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 001-40474

LAKESHORE ACQUISITION I CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite A-2F, 555 Shihui Road, Songjiang District, Shanghai, China
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: +86 13816100700

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one ordinary share and three-quarters of one redeemable warrant	LAAAU	The Nasdaq Stock Market LLC
Ordinary shares, par value $0.0001 per share	LAAA	The Nasdaq Stock Market LLC
Warrants, each exercisable for one ordinary share	LAAAW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging Growth Company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes  ☐  No  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of June 30, 2021, the aggregate market value of the registrant’s ordinary shares held by non-affiliates of the registrant was $0.

As of March 31, 2022, there were 7,095,425 ordinary shares, par value $0.0001, of the Company issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

LAKESHORE ACQUISITION I CORP.

Annual Report on Form 10-K for the Year Ended December 31, 2021

References to “we”, “us”, “our” or the “Company” are to Lakeshore Acquisition I Corp., a Cayman Islands exempted company incorporated on January 6, 2021, except where the context requires otherwise.

Forward-Looking Statements

The statements contained in this Report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements may include, for example, statements about:

•	our ability to complete our initial business combination;
•	our expectations around the performance of the prospective target business;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•

our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
•	the ability of our officers and directors to generate a number of potential investment opportunities;
•	the potential change in control if we acquire one or more target businesses for stock;
•	the potential liquidity and trading of our securities;
•	the lack of a market for our securities;
•	our expectations regarding the time during which we will be an “emerging growth company” under the JOBS Act;
•	our use of proceeds not held in the trust account or available to us from interest income on the trust account balance; or
•	our financial performance following our IPO or following our initial business combination.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Report. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Report, those results or developments may not be indicative of results or developments in subsequent periods.

PART I

Item 1. Business

Introduction

We are a Cayman Islands exempted company formed on January 6, 2021 for the purpose of entering into a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or other similar business combination with one or more target businesses. Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region. We intend to utilize cash derived from the proceeds of our initial public offering (the “IPO”) in effecting our initial business combination.

We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.

On June 15, 2021, we consummated the IPO of 5,000,000 units at $10.00 per unit (the “Public Units’), generating gross proceeds of $50,000,000. Each unit consists of one ordinary share and three-quarters of one warrant. Simultaneously with the closing of the IPO, we consummated the sale of 250,000 units at $10.00 per unit (the “Private Units”), in a private placement to our sponsor, hedge funds and the representatives of underwriters and certain of their affiliates, generating gross proceeds of $2,500,000.

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

Upon the consummation of the IPO and the underwriters’ partial exercise of the over-allotment option, and associated private placements, $54,670,000 of cash was placed in the Trust Account with Continental Stock Transfer & Trust Company acting as trustee. None of the funds held in trust will be released from the trust account, other than interest income to pay any tax obligations, until the earlier of (i) the consummation of our initial business combination and (ii) our failure to consummate a business combination by September 15, 2022.

If we are unable to consummate our initial business combination by September 15, 2022, or 15 months from the closing of our IPO, we will, as promptly as reasonably possible but not more than five business days thereafter, redeem the public shares for a pro rata portion of the funds held in the trust account and as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. In such event, the warrants will be worthless.

We are an “emerging growth company,” as defined in Section 2(a) of the Securities Act of 1933, as amended, or the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. As such, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor internal controls attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act,

reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. If some investors find our securities less attractive as a result, there may be a less active trading market for our securities and the prices of our securities may be more volatile.

In addition, Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We intend to take advantage of the benefits of this extended transition period.

We will remain an “emerging growth company” for up to five years. However, if our non-convertible debt issued within a three year period or revenues exceeds $1.07 billion, or the market value of our shares that are held by non-affiliates exceeds $700 million on the last day of the second fiscal quarter of any given fiscal year, we would cease to be an emerging growth company as of the following fiscal year.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of the fiscal year in which (1) the market value of our common stock held by non-affiliates equals or exceeds $250 million as of the prior June 30, or (2) our annual revenues equaled or exceeded $100 million during such completed fiscal year and the market value of our common stock held by non-affiliates equals or exceeds $700 million as of the prior June 30.

Business Strategy

Our efforts to identify a prospective target business will not be limited to any particular industry or geographic region. We believe that there are a range of target businesses that could benefit from our industry knowledge, relationships, capital and public vehicle. We intend to execute a business combination and ultimately create returns for our shareholders through organic growth or / and follow-on acquisitions.

Competitive Strengths

Our management team is well positioned to identify attractive risk-adjusted returns in the marketplace and their professional contacts and transaction sources will enable us to pursue a broad range of opportunities.

Our management team is led by Mr. Deyin (Bill) Chen. We will seek to capitalize on the significant contacts and experience of our management team, including Bill Chen, our Chairman and Chief Executive Officer, Laura Li, our Chief Financial Officer and director, and H. David Sherman, Jianzhong Lu and Yan Zhu, each a member of our board of directors. Our team consists of seasoned and experienced professionals who have experience in equity investments, finance, business operations and management, as well as deal negotiation. We believe our team has the ability to source attractive deals and find good investment opportunities from private and public sources in their networks. Bill Chen has a mixed background of engineering, finance, and operation management across industries and continents. He has established a strong network of investment institutions and business connections, which we believe can help us to identify attractive targets and negotiate a transaction that benefits our shareholders. Other members of our management also have extensive experience in sourcing and evaluating potential investment targets, and have developed a proprietary network of business leaders, investors and intermediaries that we believe can generate deal flow for us. H. David Sherman is a professor at Northeastern University specializing in financial and management accounting, with experience serving on the board and as audit committee chair for several public companies, including Dunxin Financial Holdings Ltd. (AMEX: DXF), Kingold Jewelry Inc. (NASDAQ: KGJI), and China HGS Real Estate Inc. (NASDAQ: HGSH). Professor Sherman was an Academic Fellow at the U.S. Securities and Exchange Commission in the Division of Corporate Finance’s Office of Chief Accountant. Jianzhong Lu is a financial expert with over thirty years of experience on listed companies, including auditing, due diligence, internal control, risk management and budget management. He was previously an Audit Partner of PricewaterhouseCoopers. With their support, we intend to conduct a disciplined process of deal origination and evaluation, due diligence, and investment.

Our management team’s past performance is not an assurance that we will be able to identify an appropriate candidate for our initial business combination or achieve success with respect to the business combination we intend to consummate. However, we believe that the skills and professional network of our management team will enable us to identify, structure and consummate a business combination.

Effecting an Acquisition Transaction

Our acquisition strategy will be to capitalize on the strengths of our management team to allow us to identify businesses that have the capacity for cash flow creation, opportunity for operational improvement, robust company fundamentals, and qualified and driven management teams. Our deal sourcing process will leverage our management team’s business knowledge, industry expertise and deep network of relationships that we expect will provide us with a pipeline of acquisition candidates. Moreover, we anticipate introductions to potential acquisition candidates through various unaffiliated sources, including venture capital funds, private equity funds, leveraged buyout funds, investment bankers, management buyout funds, and other members of the financial community, as well as attorneys and accountants. We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors, or completing the business combination through a joint venture or other form of shared ownership with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent accounting firm or independent investment-banking firm that our initial business combination is fair to our company from a financial point of view. We are not required to obtain such an opinion in any other context.

Our efforts to identify a potential target business will not be limited to a specific industry or geographic region.

The COVID-19 pandemic has resulted in a widespread health crisis that has adversely affected the economies and financial markets worldwide, and the business of any potential target business with which we consummate a business combination may have been materially and adversely affected or may be so affected in the future. Furthermore, we may be unable to complete a business combination if continued concerns relating to COVID-19 restrict travel, limit the ability to have meetings with potential investors or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other matters of global concern continue for an extended period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

We will consummate our initial business combination only if we have net tangible assets of at least $5,000,001 immediately prior to or upon such consummation and, if we seek shareholder approval, an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company.

We chose our net tangible asset threshold of $5,000,001 to ensure that we would avoid being subject to Rule 419 promulgated under the Securities Act. However, if we seek to consummate an initial business combination with a target business that imposes any type of working capital closing condition or requires us to have a minimum amount of funds available from the trust account upon consummation of such initial business combination, we may need to have more than $5,000,001 in net tangible assets upon consummation and this may force us to seek third party financing which may not be available on terms acceptable to us or at all. As a result, we may not be able to consummate such initial business combination and we may not be able to locate another suitable target within the applicable time period, if at all.

Our initial shareholders and officers and directors have agreed (i) to vote any shares owned by them in favor of any proposed business combination, (ii) not to redeem any shares in connection with a shareholder vote to approve a proposed initial business combination or any amendment to our charter prior to the consummation of our initial business combination and (iii) not to sell any shares to us in a tender offer in connection with any proposed business combination.

None of our initial shareholders, officers, directors or their affiliates has indicated any intention to any units or ordinary shares from persons in the open market or in private transactions. However, if we hold a general meeting to approve a proposed business combination and a significant number of shareholders vote, or indicate an intention to vote, against a proposed business combination, or choose to convert their shares, our initial shareholders, officers, directors or their affiliates could make purchases in the open market or in private transactions in order to influence any vote held to approve a proposed initial business combination or to increase the likelihood of satisfying any closing conditions. Notwithstanding the foregoing, our officers, directors, initial shareholders and their affiliates will not make purchases of ordinary shares if the purchases would violate Section 9(a)(2) or Rule 10b-5 of the Exchange Act which are rules designed to stop potential manipulation of a company’s stock, shares or other equity securities.

Redemption Rights

At any general meeting called to approve an initial business combination, any public shareholder (whether they are voting for or against such proposed business combination or not voting at all) will be entitled to demand that his, her or its ordinary shares be redeemed for a pro rata portion of the amount then in the trust account (initially $10.00 per share, plus any pro rata interest earned on the funds held in the trust account less amounts necessary to pay our taxes).

Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking redemption rights with respect to 20% or more of the ordinary shares sold in the IPO without our prior written consent. However, we would not be restricting our shareholders’ ability to vote all of their shares (including all shares held by those shareholders that hold more than 20% of the shares sold in the IPO) for or against our initial business combination.

Whether we elect to effectuate our initial business combination via shareholder vote or tender offer, we will require our public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option prior to the expiration of the tender offer, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination. The requirement for physical or electronic delivery at or prior to the general meeting ensures that a holder’s election to redeem his shares is irrevocable once the business combination is approved. There is a nominal cost associated with this tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker a nominal fee and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders to deliver their shares prior to the vote on the business combination in order to exercise redemption rights. This is because a holder would need to deliver shares to exercise redemption rights regardless of the timing of when such delivery must be effectuated. However, in the event the proposed business combination is not consummated, this may result in an increased cost to shareholders.

Liquidation if no business combination

If we are unable to complete our initial business combination within 15 months from the closing of the IPO, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining holders of ordinary shares and our board of directors, proceed to commence a voluntary liquidation and thereby a formal dissolution of the company, subject (in the case of (ii) and (iii) above) to our obligations to provide for claims of creditors and the requirements of applicable law.

In connection with our redemption of 100% of our issued and outstanding public shares for a portion of the funds held in the trust account, each public shareholder will receive a full pro rata portion of the amount then in the trust account, plus any pro rata interest earned on the funds held in the trust account and not previously released to us and less up to $50,000 for liquidation expenses. Holders of warrants will receive no proceeds in connection with the liquidation with respect to such warrants, which will expire worthless.

The holders of the founder shares and private units will not participate in any redemption distribution with respect to their founder shares or private units, until all of the claims of any redeeming shareholders and creditors are fully satisfied (and then only from funds held outside the trust account).

If we are unable to conclude our initial business combination and we expend all of the net proceeds of the IPO not deposited in the trust account, without taking into account any interest earned on the trust account, we expect that the initial per-share redemption price will be approximately $10.00. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of our shareholders. In addition, if we are forced to file a bankruptcy or winding-up petition or an involuntary bankruptcy or winding-up petition is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy or insolvency law, and may be included in our bankruptcy or insolvency estate and subject to the claims of third parties with priority over the claims of our shareholders. Therefore, the actual per-share redemption price may be less than approximately $10.00.

We will pay the costs of liquidating the trust account from the up to $50,000 of interest earned on the funds held in the trust account that is available to us for liquidation expenses.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups, venture capital funds leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, the requirement that we acquire a target business or businesses having a fair market value equal to at least 80% of the value of the trust account (less any taxes payable on interest earned) at the time of the agreement to enter into the business combination, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Facilities

We currently maintain our executive offices at Suite A-2F, 555 Shihui Road, Songjiang District, Shanghai, China 201100. Such space, utilities and secretarial and administrative services are provided to us free of charge by our sponsor. We consider our current office space adequate for our current operations.

Employees

We currently have two executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to make disclosures under this Item. For a complete list of risks relating to our operations, see the section titled “Risk Factors” contained in our Registration Statement. In addition to these risk factors, the Company has identified the following additional risk factor:

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

The Company performed an assessment on its ability to continue as a going concern in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. There is no assurance that the Company will be able to consummate the initial business combination within 15 months from the date of the IPO. In the event that the Company fails to consummate business combination within the required period, the Company will face mandatory liquidation and dissolution subject to certain obligations under applicable laws or regulations. This uncertainty raises substantial doubt about the Company’s ability as a going concern one year from the date the financial statement is issued. No adjustments have been made to the carrying amounts of assets or liabilities regarding the possibility of the Company not continuing as a going concern, as a result of failing to consummate business combination within 15 months from the date of the IPO.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

We do not own any real estate or other physical properties materially important to our operations. We currently maintain our executive offices at Suite A-2F, 555 Shihui Road, Songjiang District, Shanghai, China 201100. Such space, utilities and secretarial and administrative services are provided to us free of charge by our sponsor. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings

We may be subject to legal proceedings, investigations and claims incidental to the conduct of our business from time to time. We are not currently a party to any material litigation or other legal proceedings brought against us. We are also not aware of any legal proceeding, investigation or claim, or other legal exposure that has a more than remote possibility of having a material adverse effect on our business, financial condition or results of operations.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our units, ordinary shares and warrants are listed on the Nasdaq Capital Markets (“Nasdaq”) under the symbols LAAAU, LAAA and LAAAW, respectively.

Our public units commenced trading on June 11, 2021. On July 23, 2021, our public ordinary shares and public warrants included in the public units began separate trading. Public units not separated will continue to be listed on the Nasdaq Capital Market. At December 31, 2021, there were 7,095,425 of our ordinary shares issued and outstanding.

Dividends

We have not paid any cash dividends on our shares of common stock to date and do not intend to pay cash dividends prior to the completion of a business combination. The payment of cash dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds from the Initial Public Offering

On June 15, 2021, we consummated the IPO of 5,000,000 Public Units at a price of $10.00 per Public Unit. Each Public Unit consists of one ordinary share and three-quarters of one warrant. Upon the closing of the over-allotment on June 28, 2021, the underwriters had partially exercised their over-allotment option, and we sold an additional 467,000 Public Units at a price of $10.00 per Public Unit. The IPO and the over-allotment generated total gross proceeds of $54,670,000. The securities in the offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 255174) (the “Registration Statement”). The SEC declared the Registration Statement effective on June 10, 2021.

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

Offering costs amounted to $1,862,538 consisting of $1,366,750 of underwriting discount, and $495,788 of other offering costs. Upon the consummation of the IPO on June 15, 2021 and the underwriters’ partial exercise of the over-allotment option on June 28, 2021, and associated private placements, $54,670,000 of cash was placed in the Trust Account. As of December 31, 2021, we had $438,913 in cash held outside its Trust Account available for the working capital purposes.

There has been no material change in the planned use of the proceeds from the IPO and private placement as is described in our final prospectus related to the IPO.

Item 6. Selected financial Data

As a smaller reporting company, we are not required to make disclosures under this Item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

We presently have no revenue. All activities for the period from January 6, 2021 (inception) through December 31, 2021 relate to the formation and the IPO and seeking of a target business. We will have no operations other than the active solicitation of a target business with which to complete a business combination, and we will not generate any operating revenue until after its initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

As indicated in the accompanying financial statements, as of December 31, 2021, we had $438,913 in cash held outside its Trust Account available for the working capital purposes.

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

For the fiscal year ended December 31, 2021, we had a net loss of $299,625. We earned $1,966 of interest income from investments in our Trust Account and incurred $301,591 of general and administrative expenses.

Liquidity and Capital Resources

As of December 31, 2021, we had $438,913 in cash held outside its Trust Account available for our working capital purposes.

Prior to the consummation of the IPO, our liquidity needs had been satisfied through a payment from the sponsor of $25,000 for the founder shares, the loan under an unsecured promissory note from the sponsor of $450,000. The promissory note from the sponsor was repaid in full on June 14, 2021.

Upon the consummation of the IPO on June 15, 2021 and the closing of the underwriters’ partial exercise of the over-allotment option on June 28, 2021, and associated private placements, $54,670,000 of cash was placed in the Trust Account. As of December 31, 2021, an aggregate of $54,671,966 was held in the Trust Account in money market funds that invest in cash, U.S. Treasury bills, notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury.

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

The Company performed an assessment on its ability to continue as a going concern in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. There is no assurance that the Company will be able to consummate the initial business combination within 15 months from the date of the IPO. In the event that the Company fails to consummate business combination within the required period, the Company will face mandatory liquidation and dissolution subject to certain obligations under applicable laws or regulations. This uncertainty raises substantial doubt about the Company’s ability as a going concern one year from the date the financial statement is issued. No adjustments have been made to the carrying amounts of assets or liabilities regarding the possibility of the Company not continuing as a going concern, as a result of failing to consummate business combination within 15 months from the date of the IPO. Management plans to continue its efforts to consummate a business combination within 15 months from the date of the IPO.

Critical Accounting Policies

The preparation of these financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements. Actual results could differ from those estimates.

Offering Costs Associated with the IPO

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that were directly related to the IPO. As of December 31, 2021, offering costs totaled $1,862,538. The amount was consisted of $1,366,750 in underwriters’ fees, plus $495,788 of other expenses. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. The Company allocates offering costs between public shares and public warrants based on the estimated fair values of public shares and public warrants at the date of issuance. Accordingly, $1,780,148 was allocated to public shares and was charged to temporary equity, and $ 82,390 was allocated to public warrants and was charged to shareholders’ equity.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021, public shares subject to possible redemption are presented at redemption value of $10.00 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The

Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals zero.

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

As of December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the IPO and the private placement since the exercise of warrants are contingent on the occurrence of future events.

Warrants

The Company evaluates the public and private warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. Pursuant to such evaluation, both public and private warrants are classified in shareholders’ equity.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Registration Rights

The initial shareholders are entitled to registration rights with respect to their initial shares and the Private Units. Holders of any securities issued to our initial shareholders, officers, directors or their affiliates in payment of working capital loans or extension loans made to us will also be entitled to registration rights with respect to the Private Units (and underlying securities) issued in connection therewith pursuant to an agreement signed on the effective date of the IPO. The holders of such securities are entitled to demand that we register these securities at any time after we consummate a business combination. In addition, the holders have certain “piggy-back” registration rights on registration statements filed after our consummation of a business combination.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company and are not required to provide the information otherwise required under this item.

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is included herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A. Controls and Procedures

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Management’s Report on Internal Controls Over Financial Reporting

This Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the period from January 6, 2021(inception) through December 31, 2021, covered by this annual report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In light of the correction of the previously filed financial statement (See Item 15, Note 9), we are enhancing our processes to appropriately apply applicable accounting requirements to our financial statements. Our plans include providing training to our accounting personnel and increased communication among our accounting personnel and third-party professionals with whom it consults regarding complex accounting applications. We believe our efforts will enhance our controls relating to complex and technical accounting matters, but we can offer no assurance that our controls will not require additional review and modification in the future as industry accounting practices based on the SEC Statement may evolve over time.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Bill Chen	55	Chief Executive Officer and Chairman
Laura Li	43	Chief Financial Officer and Director
H. David Sherman	72	Director
Jianzhong Lu	66	Director
Yan Zhu	57	Director

Deyin (Bill) Chen has been our Chief Executive Officer since January 6, 2021, and been our Chairman since June 10, 2021. Mr. Chen has a mixed background of engineering, finance, and operation management across industries and continents. Mr. Chen has been an independent advisor for merger and acquisition and equity transactions since August 2015. Since February 2020, Mr. Chen has served as a Special Advisor for Newborn Acquisition Corp. (NASDAQ:NBAC), a special purpose acquisition company that is in the process of completing a business combination with Nuvve Corporation. Since May 2017, Mr. Chen has served as Chief Executive Officer of Shanghai Renaissance Investment Management Co. Ltd., a licensed private equity firm in China that he founded. From March 2014 to August 2015, Mr. Chen served as Executive Vice President of Sanpower Group, a private conglomerate based in China, where he was in charge of cross-border merger and acquisition and post-merger integration. From January 2011 to January 2014, Mr. Chen served as Vice President of Strategy and Global Investment of JA Solar, a vertically integrated solar products manufacturing company based in China. From February 2005 to October 2010, Mr. Chen served as a Partner of BDO Capital Advisors and its affiliates in China with a focus on cross-border merger and acquisition and equity transactions. From June 2001 to August 2004, Mr. Chen served as a Senior Business Advisor to Capgemini, a consulting company based in Toronto Canada. From November 2000 to May 2001, Mr. Chen served as a Senior Financial Analyst in IBM Global Services in Toronto Canada. From December 1997 to November 2000, Mr. Chen served as a Staff Accountant in the General Accounting Department of Ashland Inc. Prior to his career in accounting and finance, Mr. Chen was an engineer and project manager in China from July 1987 to August 1993.

Chen (Laura) Li has been our Chief Financial Officer and a Director since June 10, 2021. Since August 2017, Ms. Li has served as CFO of Shanghai Renaissance Investment Management Co. Ltd., a licensed private equity firm in China where she has conducted numerous financial and risk assessments for equity investments in the private market. From January 2016 to January 2017, Ms. Li served as Director of Operations and Finance for Shanghai Zhaoxi Investment Management Co. Ltd., a private equity firm. From March 2014 to December 2015, Ms. Li served as Senior Manager of Financial Analysis at Financial Management Department of GCL Group, a leading renewable products manufacturing company, where she contributed in the implementation of restructuring and listing projects. From November 2011 to February 2014, Ms. Li served as Investment Manager in JA Solar. From November 2006 to November 2010, Ms. Li served as an analyst at the Shanghai office and then the Beijing office of NERA Economic Consulting. From September 2004 to November 2006, Ms. Li served as Finance Manager at ASE Group, a semiconductor manufacturing company. Ms. Li is a Certified Public Accountant in China, and she is also a CFA Charter holder.

H. David Sherman, MBA, DBA, CPA has been a Director since June 10, 2021. Since 1985, Dr. Sherman has been a professor at Northeastern University, specializing in, among other areas, financial and management accounting, global financial statement analysis and contemporary accounting issues. Since January 2014, Professor Sherman has served as Trustee and Chair of the Finance Committee for the American Academy of Dramatic Arts, the oldest English language acting school in the world. Since July 2010, he has also served as a Board member and Treasurer for D-Tree International, a non-profit organization that develops and supports electronic clinical protocols to enable health care workers worldwide to deliver high quality care. Since September 2019, Dr. Sherman has served as an independent board member for Newborn Acquisition Corp. (NASDAQ:NBAC). Dr. Sherman previously served on the board and as audit committee chair for Dunxin Financial Holdings Ltd. (AMEX:DXF), a financial service company, Kingold Jewelry Inc. (NASDAQ: KGJI), a designer and manufacturer of gold jewelry related products, China HGS Real Estate Inc. (NASDAQ: HGSH), a real estate company, Agfeed Corporation, a manufacturing company of agricultural products, and China Growth Alliance, Ltd., a business acquisition company formed to acquire an operating business in China. Dr. Sherman was previously on the faculty of the Sloan School of Management at Massachusetts Institute of Technology (MIT) and also, among other academic appointments, held an adjunct professorship at Tufts Medical School and was a visiting professor at Harvard Business School (2015). From 2004 to 2005, Dr. Sherman was an Academic Fellow at the U.S. Securities and Exchange Commission in the Division of Corporate Finance’s Office of Chief Accountant. Dr. Sherman is a Certified Public Accountant and previously practiced with Coopers & Lybrand. Dr. Sherman’s research has been published in management and academic journals including Harvard Business Review, Sloan Management Review, Accounting Review and European Journal of Operations Research.

Jianzhong Lu has been a Director since June 10, 2021. Mr. Lu has extensive experience working with listed companies, including auditing, internal control, risk management and budget management. Since August 2019, Mr. Lu has served as an independent board member and chair of the audit committee for Newborn Acquisition Corp. (NASDAQ:NBAC). Since October 2016, Mr. Lu has served as certified public accountant at Dahua Certified Public Accountants Co., Ltd. From June 2014 to September 2016, Mr. Lu was a Partner of Zhongxinghua Accounting Firm. From October 2013 to May 2014, Mr. Lu served as Marketing Director of Shanghai branch of Daxin Accounting Firm. From July 2012 to September 2013, Mr. Lu served as Partner of Shanghai De’an Accounting Firm. From September 1997 to June 2012, Mr. Lu served as a Partner in the Audit Department of Pricewaterhousecoopers Zhongtian Accounting Firm. From September 1986 to August 1997, Mr. Lu served as a Lecturer and Associate Professor in the Finance and Accounting Department of Shanghai Maritime University. From December 1982 to August 1986, Mr. Lu worked as an accountant in the financial department of Shanghai Daily Hardware Industry Company. From August 2016 to October 2017, Mr. Lu was an external expert of Asset Securitization Research Group of the Development Research Center of the State Council of PRC. From October 2014 to May 2015, he was a member of the expert group of the Evaluation and Assessment of Economic Indicators of State-owned Enterprises at the Ministry of Finance in the People’s Republic of China. Mr. Lu is a Certified Public Account in China.

Yan Zhu, Ph.D has been a Director since June 10, 2021. Dr. Zhu has extensive expertise in both biotechnology and pharmaceutical industries in drug discovery and development. He has broad experience relating to drug discovery in various therapeutic areas, diabetes, obesity, cardiovascular, infectious disease and cancer. He also has extensive experience in drug development with management of number of preclinical and clinical development candidates. Since December 2013, Dr. Zhu has served as Vice President of Operation, Chemistry Service, and Head of Business Development in Japan for WuxiAppTec Co. Ltd, a CRO company. From March 2011 to November 2013, Dr. Zhu served as Director of Medicinal Chemistry Research Laboratories, Pharmaceutical Research Division of Takeda Pharmaceutical Co. Ltd in Japan. From August 2008 to March 2011, Dr. Zhu served as Associate Director of Chemistry in Eli Lilly & Company. From August 2007 to August 2008, Dr. Zhu served as Associate Director of Chemistry in Poniard Pharmaceuticals in San Francisco. From February 2001 to August 2007, Dr. Zhu served as Project Leader and Senior Scientist in Metabolex Inc. in Hayward California. From November 1998 to February 2001, Dr. Zhu served as a Research Scientist of Medicinal Chemistry at Theravance Inc., a biopharma company based in San Francisco. From June 1997 to

November 1998, Dr. Zhu served as a Research Scientist in the Department of Bioorganic Chemistry in Genentech Inc., a biotechnology company based in San Francisco. Dr. Zhu is a member of American Chemical Society, Division of Organic Chemistry and Medicine Chemistry. Dr. Zhu is also a member of American Diabetes Association.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Jianzhong Lu, David Sherman and Yan Zhu are our independent directors. Our independent directors will have regularly scheduled meetings at which only independent directors are present. Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Audit Committee

We established an audit committee of the board of directors. Jianzhong Lu, David Sherman and Yan Zhu are the members of our audit committee. Jianzhong Lu is the chairman of the audit committee. Under the Nasdaq listing standards and applicable SEC rules, we are required to have three members of the audit committee all of whom must be independent. Jianzhong Lu, David Sherman and Yan Zhu are independent.

Each member of the audit committee is financially literate and our board of directors has determined that qualifies as an “audit committee financial expert” as defined in applicable SEC rules.

Responsibilities of the audit committee include:

•

the appointment, compensation, retention, replacement, and oversight of the work of the independent registered public accounting firm and any other independent registered public accounting firm engaged by us;

•

pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm or any other registered public accounting firm engaged by us, and establishing pre-approval policies and procedures;

•	reviewing and discussing with the independent registered public accounting firm all relationships the auditors have with us in order to evaluate their continued independence;
•	setting clear hiring policies for employees or former employees of the independent registered public accounting firm;
•	setting clear policies for audit partner rotation in compliance with applicable laws and regulations;
•

obtaining and reviewing a report, at least annually, from the independent registered public accounting firm describing the independent auditor’s internal quality-control procedures and (ii) any material issues raised by the most recent internal quality-control review, or peer review, of the audit firm, or by any inquiry or investigation by governmental or professional authorities, within, the preceding five years respecting one or more independent audits carried out by the firm and any steps taken to deal with such issues;

•	reviewing and approving any related party transaction required to be disclosed pursuant to Item 404 of Regulation S-K promulgated by the SEC prior to us entering into such transaction; and

•

reviewing with management, the independent registered public accounting firm, and our legal advisors, as appropriate, any legal, regulatory or compliance matters, including any correspondence with regulators or government agencies and any employee complaints or published reports that raise material issues regarding our financial statements or accounting policies and any significant changes in accounting standards or rules promulgated by the Financial Accounting Standards Board, the SEC or other regulatory authorities.

Compensation Committee

Subject to the requirement of law or the Nasdaq market rules, we established a compensation committee of the board of directors. The members of our Compensation Committee are Jianzhong Lu, David Sherman and Yan Zhu. David Sherman is chair of the compensation committee. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

•

reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation in executive session at which the Chief Executive Officer is not present;

•	reviewing and approving the compensation of all of our other officers;
•	reviewing our executive compensation policies and plans;
•	implementing and administering our incentive compensation equity-based remuneration plans;
•	assisting management in complying with our proxy statement and annual report disclosure requirements;
•	approving all special perquisites, special cash payments and other special compensation and benefit arrangements for our officers and employees;
•	producing a report on executive compensation to be included in our annual proxy statement; and
•	reviewing, evaluating and recommending changes, if appropriate, to the remuneration for directors.

The charter provides that the compensation committee may, in its sole discretion, retain or obtain the advice of a compensation consultant, legal counsel or other adviser and will be directly responsible for the appointment, compensation and oversight of the work of any such adviser. However, before engaging or receiving advice from a compensation consultant, external legal counsel or any other adviser, the compensation committee will consider the independence of each such adviser, including the factors required by Nasdaq and the SEC.

Nominating Committee

We established a nominating committee of the board of directors, which consists of Jianzhong Lu, David Sherman and Yan Zhu, each of whom is an independent director under Nasdaq’s listing standards. Jianzhong Lu is the chair of the nominating committee. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

Guidelines for Selecting Director Nominees

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background, integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Conflicts of Interest

Potential investors should be aware of the following potential conflicts of interest:

•

None of our officers or directors is required to commit his or her full time to our affairs and, accordingly, may have conflicts of interest in allocating his or her time among various business activities.

•

In the course of their other business activities, our officers and directors may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our management may have conflicts of interest in determining to which entity a particular business opportunity should be presented.

•

Our initial shareholders have agreed to waive their right to liquidating distributions with respect to their founder shares if we fail to consummate our initial business combination within the required time period. However, if our initial shareholders acquire public shares in the open market, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period. If we do not complete our initial business combination within such applicable time period, the proceeds of the sale of the private units will be used to fund the redemption of our public shares, and the private units will expire worthless.

•

Our officers and directors may have a conflict of interest with respect to evaluating a particular business combination if the retention or resignation of any such officers and directors was included by a target business as a condition to any agreement with respect to our initial business combination.

Under Cayman Islands law, directors and officers owe the following fiduciary duties:

(i)	duty to act in good faith in what the director or officer believes to be in the best interests of the company as a whole;
(ii)	duty to exercise powers for the purposes for which those powers were conferred and not for a collateral purpose;
(iii)	directors should not properly fetter the exercise of future discretion;
(iv)	duty to exercise powers fairly as between different sections of shareholders;
(v)	duty not to put themselves in a position in which there is a conflict between their duty to the company and their personal interests; and
(vi)	duty to exercise independent judgment.

In addition to the above, directors also owe a duty of care which is not fiduciary in nature. This duty has been defined as a requirement to act as a reasonably diligent person having both the general knowledge, skill and experience that may reasonably be expected of a person carrying out the same functions as are carried out by that director in relation to the company and the general knowledge skill and experience of that director.

As set out above, directors have a duty not to put themselves in a position of conflict and this includes a duty not to engage in self-dealing, or to otherwise benefit as a result of their position. However, in some instances what would otherwise be a breach of this duty can be forgiven and/or authorized in advance by the shareholders provided that there is full disclosure by the directors. This can be done by way of permission granted in the amended and restated memorandum and articles of association or alternatively by shareholder approval at general meetings.

Accordingly, as a result of multiple business affiliations, our officers and directors may have similar legal obligations relating to presenting business opportunities to multiple entities. In addition, conflicts of interest may arise when our board evaluates a particular business opportunity. We cannot assure you that any of the above mentioned conflicts will be resolved in our favor. Furthermore, each of our officers and directors currently has and may in the future have fiduciary obligations to other businesses, including other blank check companies similar to our company, of which they are now or may in the future be officers or directors. To the extent they identify business opportunities which may be suitable for the entities to which they owe fiduciary obligations, our officers and directors will honor those fiduciary obligations. Accordingly, it is possible they may not present opportunities to us that otherwise may be attractive to us unless the entities to which they owe fiduciary obligations and any successors to such entities have declined to accept such opportunities.

In order to minimize potential conflicts of interest which may arise from multiple corporate affiliations, each of our officers and directors has contractually agreed, pursuant to a written agreement with us, until the earliest of a business combination, our liquidation or such time as he ceases to be an officer or director, to present to our company for our consideration, prior to presentation to any other entity, any suitable business opportunity which may reasonably be required to be presented to us, subject to any fiduciary or contractual obligations he might have.

Below is a table summarizing the entities to which our officers and directors currently have fiduciary duties or contractual obligations which will take priority over us.

Individual	Entity
Bill Chen	Shanghai Renaissance Investment Management Co. Ltd.

Laura Li	Shanghai Renaissance Investment Management Co. Ltd.

Jianzhong Lu	Dahua Certified Public Accountants Co., Ltd.

Yan Zhu	Wuxi AppTec Co. Ltd.

To further minimize conflicts of interest, we have agreed not to consummate an initial business combination with an entity that is affiliated with any of our initial shareholders, officers or directors unless we have obtained an opinion from an independent investment banking firm, or another independent entity that commonly renders valuation opinions, and the approval of a majority of our disinterested independent directors that the business combination is fair to our company (or shareholders) from a financial point of view. Notwithstanding the foregoing, our amended and restated memorandum and articles of association provides that, subject to fiduciary duties under Cayman Islands law, we renounce our interest in any corporate opportunity offered to any director or officer unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of our company and such opportunity is one we are legally and contractually permitted to undertake and would otherwise be reasonable for us to pursue.

Our officers and directors, as well as our initial shareholders, have agreed (i) to vote any shares owned by them in favor of any proposed business combination and (ii) not to redeem any shares in connection with a shareholder vote to approve a proposed initial business combination or any amendment to our charter documents prior to the consummation of our initial business combination or sell any shares to us in a tender offer in connection with a proposed initial business combination.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws. We filed a copy of our form of Code of Ethics and our audit committee charter as exhibits to the registration statement for the IPO. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the Code of Ethics will be provided without charge upon request from us. We intend to disclose any amendments to or waivers of certain provisions of our Code of Ethics in a Current Report on Form 8-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, requires our executive officers, directors and persons who beneficially own more than 10% of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of our ordinary shares and other equity securities. These executive officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish us with copies of all Section 16(a) forms filed by such reporting persons.

Based solely on our review of such forms furnished to us and written representations from certain reporting persons, we believe that all filing requirements applicable to our executive officers, directors and greater than 10% beneficial owners were filed in a timely manner during 2021.

Item 11. Executive Compensation

No compensation will be paid to our initial shareholders, officers and directors, or any of their respective affiliates, prior to or in connection with the consummation of our initial business combination. Additionally, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our initial shareholders, officers, directors or our or their affiliates.

After the completion of our initial business combination, members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to shareholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our shareholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommenced, to the board of directors for determination, either by a committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our officers and directors that provide for benefits upon termination of employment.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth as of December 31, 2021 the number of Ordinary Shares beneficially owned by (i) each person known by us to be the beneficial owner of more than 5% of our issued and outstanding ordinary shares; (ii) each of our officers and directors that beneficially owns ordinary shares; and (iii) all our officers and directors as a group. As of December 31, 2021, we had 7,095,425 ordinary shares issued and outstanding.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all ordinary shares beneficially owned by them. The following table does not reflect record of beneficial ownership of any ordinary shares issuable upon exercise of warrants, including the private units, as these warrants are not exercisable within 60 days of March 31, 2022.

		Approximate Percentage
	Amount and Nature of	of Issued and outstanding
Name and Address of Beneficial Owner(1)	Beneficial Ownership	ordinary shares
Directors and Officers
Bill Chen(2)	664,378	9.36%
Laura Li	5,000	*
H. David Sherman	20,000	*
Jianzhong Lu	5,000	*
Yan Zhu	10,000	*
All directors and officers (5 individuals) as a group	704,378	9.93%
Greater than 5% Holders
RedOne Investment Limited(2)(3)	664,378	9.36%
Karpus Investment Management(4)	410,150	5.78%

*Less than one percent.

(1)	Unless otherwise indicated, the business address of each of the individuals is Suite A-2F, 555 Shihui Road, Songjiang District, Shanghai, China 201100.
(2)	Represents shares held by our sponsor. Mr. Chen has voting and dispositive power over the shares held of record by our sponsor. Mr. Chen disclaims any beneficial ownership of the shares held by our sponsor, except to the extent of his pecuniary interest therein.
(3)	Based on a Schedule 13G filed on February 14, 2022.
(4)	Based on a Schedule 13G filed on February 14, 2022. The address of the Reporting Person is 183 Sully’s Trail, Pittsford, New York 14534.

Subject to certain limited exceptions, our initial shareholders have agreed not to transfer, assign or sell their founder shares until six months after the date of the consummation of our initial business combination or earlier if, subsequent to our initial business combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in all of our shareholders having the right to exchange their ordinary shares for cash, securities or other property.

During the lock-up period, the holders of these shares will not be able to sell or transfer their securities except (1) to our officers, directors, shareholders, employees and members of our sponsor and their affiliates, (2) if a holder is an entity, as a distribution to its, partners, shareholders or members upon its liquidation, (3) by bona fide gift to a member of the holder’s immediate family or to a trust, the beneficiary of which is a holder or a member of a holder’s immediate family, for estate planning purposes, (4) by virtue of the laws of descent and distribution upon death, (5) pursuant to a qualified domestic relations order, (6) by certain pledges to secure obligations incurred in connection with purchases of our securities, (7) by private sales at prices no greater than the price at which the shares were originally purchased or (8) to us for no value for cancellation in connection with the consummation of our initial business combination, in each case (except for clause 8 or with our prior consent) where the transferee agrees to the terms of the insider letter. If we are unable to effect a business combination and liquidate, there will be no liquidation distribution with respect to the founder shares.

Item 13. Certain Relationships and Related Transactions, and Director Independence

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

On February 10, 2021, the Company issued a $450,000 principal amount unsecured promissory note to the Company’s sponsor, and the Company had received such amount as of issuance date. The note was non-interest bearing and was fully repaid on June 14, 2021.

In order to meet its working capital needs following the consummation of the IPO, the Company’s initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note and would either be paid upon consummation of the Company’s initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the working capital loan may be converted upon consummation of the Company’s business combination into additional Private Units at a price of $10.00 per unit. If the Company does not complete a business combination, the working capital loan will only be repaid with funds not held in the Trust Account and only to the extent available. As of December 31, 2021, there was nil working capital loan outstanding.

We entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association.

Other than reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to our sponsor, officers or directors, or to any of their respective affiliates, prior to or with respect to our initial business combination (regardless of the type of transaction that it is). Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will be responsible for reviewing and approving all related party transactions as defined under Item 404 of Regulation S-K, after reviewing each such transaction for potential conflicts of interests and other improprieties. Total reimbursement paid to our sponsor, officers or directors amounted to $ 39,121 from January 6, 2021 (Inception) to December 31, 2021. The balance amount was nil at December 31, 2021.

In September 2021, the Company made a temporary payment of $30,000 to the Company’s sponsor, for the purpose of leasing an office on behalf of the Company. The Company had cancelled this plan and the sponsor returned the amount to the Company on October 19, 2021. The balance amount of due to related party was nil at December 31, 2021.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

All ongoing and future transactions between us and any member of our management team or his or her respective affiliates will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable to us than are available from unaffiliated third parties. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our initial shareholders, officers or directors. In the event we seek to complete our initial business combination with a target that is affiliated with our initial shareholders, officers or directors, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm or another independent entity that commonly renders valuation opinions that our initial business combination is fair to our company (or shareholders) from a financial point of view.

We have entered into a registration rights agreement with respect to the founder shares and private units, among other securities.

Director Independence

Nasdaq requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

For a description of the director independence, see above Part III, Item 10 – Directors, Executive Officers and Corporate Governance.

Item 14. Principal Accounting Fees and Services

The following is a summary of fees paid or to be paid to UHY LLP, or UHY, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by UHY LLP in connection with regulatory filings. The aggregate fees billed by UHY LLP for professional services rendered for the audit of our annual financial statements, review of the financial information for the respective periods, registration statement and other required filings with the SEC was $119,145 for the fiscal years ended December 31, 2021. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay UHY LLP for consultations concerning financial accounting and reporting standards for the fiscal years ended December 31, 2021.

Tax Fees. We did not pay UHY LLP for tax planning and tax advice for the fiscal years ended December 31, 2021.

All Other Fees. We paid UHY LLP $11,446 for valuation report review service for the fiscal years ended December 31, 2021.

Pre-Approval Policy

Our audit committee was formed upon the consummation of our IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a)	The following are filed with this report:

LAKESHORE ACQUISITION I CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders’ of Lakeshore Acquisition I Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Lakeshore Acquisition I Corp. (the Company) as of December 31, 2021, and the related statements of operations, changes in shareholders’ equity, and cash flows for the period from January 6, 2021 (inception) to December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of its operations and its cash flows for the period from January 6, 2021 (inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has no revenue, its business plan is dependent on the completion of a financing transaction and the Company’s cash and working capital as December 31, 2021 are not sufficient to complete its planned activities. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ UHY LLP

We have served as the Company’s auditor since 2021.

New York, New York

March 31, 2022

LAKESHORE ACQUISITION I CORP.

Balance Sheet

December 31, 2021

ASSETS
Current assets
Cash	$438,913
Prepaid expenses	63,708
Marketable securities held in trust account	54,671,966
Total Current Assets	55,174,587
Total Assets	$55,174,587

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expense	$25,000
Total Current Liabilities	25,000
Total Liabilities	$25,000

Commitments and contingencies

Redeemable Ordinary Shares
Ordinary share subject to possible redemption: 5,467,000 shares (at redemption value of $10.00 per share)	$54,670,000

Shareholders’ Equity
Ordinary share, $0.0001 par value; 500,000,000 shares authorized; 1,628,425 shares issued and outstanding	163
Additional paid-in capital	779,049
Accumulated deficit	(299,625)
Total Shareholders’ Equity	479,587
Total Liabilities and Shareholders’ Equity	$55,174,587

The accompanying notes are an integral part of these financial statements.

LAKESHORE ACQUISITION I CORP.

Statement of Operations

For the period from January 6, 2021 (Inception) to December 31, 2021

Formation, general and administrative expenses	$301,591
Loss from operations	(301,591)
Other income
Interest income on marketable securities held in trust account	1,966
Net Loss	(299,625)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares-basic and diluted	3,020,358
Ordinary shares-basic and diluted	1,448,654

Basic and diluted net loss per share
Redeemable ordinary shares-basic and diluted	$0.38
Ordinary shares-basic and diluted	$(1.01)

The accompanying notes are an integral part of these financial statements.

LAKESHORE ACQUISITION I CORP.

Statement of Changes in Shareholders’ Equity

For the period from January 6, 2021 (Inception) to December 31, 2021

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, January 6, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to the sponsor	1,437,500	144	24,856	—	25,000
Issuance of public units	5,467,000	547	54,669,453	—	54,670,000
Issuance of private units	261,675	26	2,616,724	—	2,616,750
Underwriters’ discount	—	—	(1,366,750)	—	(1,366,750)
Deduction of other offering costs	—	—	(495,788)	—	(495,788)
Forfeiture of shares	(70,750)	(7)	7	—	—
Change in value of ordinary shares subject to redemption	(5,467,000)	(547)	(52,251,125)	—	(52,251,672)
Allocation of offering costs to ordinary shares subject to redemption	—	—	1,780,148	—	1,780,148
Deduction for increases of carrying value of redeemable shares	—	—	(4,198,476)	—	(4,198,476)
Net loss	—	—	—	(299,625)	(299,625)
Balances, December 31, 2021	1,628,425	$163	$779,049	$(299,625)	$479,587

The accompanying notes are an integral part of these financial statements.

LAKESHORE ACQUISITION I CORP.

Statement of Cash Flows

For the period from January 6, 2021 (Inception) to December 31, 2021

Cash flow from operating activities
Net loss	$(299,625)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned in trust account	(1,966)
Change in operating assets and liabilities:
Change in prepaid expenses	(63,708)
Change in accrued expenses	25,000
Net cash provided by operating activities	(340,299)

Cash flow from investing activities
Cash deposited in trust account	(54,670,000)
Net cash used in investing activities	(54,670,000)

Cash flow from financing activities
Proceeds from note payable to a related party	450,000
Proceeds from advance for private units to be issued	70,750
Proceeds from issuance of ordinary shares	57,311,750
Repayment of note payable to a related party	(450,000)
Repayment of advance from private units purchasers	(70,750)
Payment of underwriters’ discount	(1,366,750)
Payment of offering costs	(495,788)
Net cash provided by financing activities	55,449,212

Net change in cash	438,913
Cash at beginning of period	—
Cash at end of period	$438,913

Non-cash investing and financing activities:
Initial classification of or ordinary shares subject to redemption	50,471,524
Subsequent measurement of ordinary shares subject to redemption	4,198,476

The accompanying notes are an integral part of these financial statements.

LAKESHORE ACQUISITION I CORP.

Notes to the Financial Statements

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

As of December 31, 2021, the Company had not generated revenue. All activities for the period from January 6, 2021 (inception) through December 31, 2021 relate to the Company’s formation and the initial public offering (the “IPO”) described below and its effort in seeking a target business. The Company will not generate any operating revenue until after its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

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

Notwithstanding the foregoing, a public shareholder, together with any affiliate of his or any other person with whom he is acting in concert or as a “group” (as defined in Section 13(d)(3) of the Exchange Act) will be restricted from seeking conversion rights with respect to 20% or more of the ordinary shares sold in the IPO without the Company’s prior written consent.

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

Liquidity and Capital Resources

As of December 31, 2021, the Company had $438,913 in cash held outside its Trust Account available for the Company’s working capital purposes.

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

Going Concern

The Company performed an assessment on its ability to continue as a going concern in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. There is no assurance that the Company will be able to consummate the initial business combination within 15 months from the date of the IPO. In the event that the Company fails to consummate business combination within the required period, the Company will face mandatory liquidation and dissolution subject to certain obligations under applicable laws or regulations. This uncertainty raises substantial doubt about the Company’s ability as a going concern one year from the date the financial statement is issued. No adjustments have been made to the carrying amounts of assets or liabilities regarding the possibility of the Company not continuing as a going concern, as a result of failing to consummate business combination within 15 months from the date of the IPO. Management plans to continue its efforts to consummate a business combination within 15 months from the date of the IPO.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of December 31, 2021.

Marketable Securities Held in the Trust Account

As of December 31, 2021, The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. (See Note 6).

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of December 31, 2021, ordinary shares subject to possible redemption are presented at redemption value of $10.00 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Offering Costs Associated with the IPO

Offering costs consist underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that are directly related to the IPO. As of December 31, 2021, offering costs totaled $1,862,538. The amount was consisted of $1,366,750 in underwriters’ fees, plus $495,788 of other expenses. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. The Company allocates offering costs between public shares and public warrants based on the estimated fair values of public shares and public warrants at the date of issuance. Accordingly, $1,780,148 was allocated to public shares and was charged to temporary equity, and $82,390 was allocated to public warrants and was charged to shareholders’ equity.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of December 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the condensed statement of operations is based on the following:

For The Period From
January 6, 2021
(Inception) To December 31,
2021
Net loss	$(299,625)
Accretion of temporary equity to redemption value	(4,198,476)
Net loss including accretion of temporary equity to redemption value	$(4,498,101)

	For The Period From January 6, 2021 (Inception) To December 31,
	2021
	Redeemable shares	Non-redeemable shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(3,040,019)	$(1,458,082)
Accretion of temporary equity to redemption value	4,198,476	—
Allocation of net income/(loss)	$1,158,457	$(1,458,082)

Denominators:
Weighted-average shares outstanding	3,020,358	1,448,654
Basic and diluted net income/(loss) per share	$0.38	$(1.01)

In connection with the closing of the underwriters’ partial exercise of their over-allotment option on June 28, 2021, 116,750 founder shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

Warrants

The Company evaluates the public and private warrants as either equity-classified or liability-classified instruments based on an assessment of the warrants’ specific terms and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own ordinary shares, among other conditions for equity classification. Pursuant to such evaluation, both public and private warrants are classified in shareholders’ equity.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on January 6, 2021, the evaluation was performed for the period ending December 31, 2021 which will be the only period subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

The Company may be subject to potential examination by foreign taxing authorities in the area of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with foreign tax laws.

The Company’s tax provision was nil and it had no deferred tax assets for the period ending December 31, 2021. The Company is considered to be an exempted Cayman Islands Company, and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States.

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective January 1, 2024 for smaller reporting companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact that the pronouncement will have on the financial statements.

Except for the foregoing, Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

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

As of December 31, 2021, the ordinary shares reflected on the balance sheet are reconciled in the following table.

As of December 31, 2021
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

Related Party Loans

On February 10, 2021, the Company issued a $450,000 principal amount unsecured promissory note to the Company’s sponsor, and the Company had received such amount as of issuance date. The note was non-interest bearing and was fully repaid on June 14, 2021.

In order to meet its working capital needs following the consummation of the IPO, the Company’s initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note and would either be paid upon consummation of the Company’s initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the working capital loan may be converted upon consummation of the Company’s business combination into additional Private Units at a price of $10.00 per unit. If the Company does not complete a business combination, the working capital loan will only be repaid with funds not held in the Trust Account and only to the extent available. As of December 31, 2021, there was nil working capital loan outstanding.

Other Related Party Transactions

From January 6, 2021 (Inception) to December 31, 2021, total reimbursement of out-of-pocket expenses paid to our sponsor, officers or directors amounted to $ 39,121. The balance amount was nil at December 31, 2021.

In September 2021, the Company made a temporary payment of $30,000 to the Company’s sponsor, for the purpose of leasing an office on behalf of the Company. The Company had cancelled this plan and the sponsor returned the amount to the Company on October 19, 2021. The balance amount of due to related party was nil at December 31, 2021.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2021 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$54,671,966

Except for the foregoing, the Company does not have any assets measured at fair value on a recurring basis at December 31, 2021.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. No such transfers took place from January 6, 2021 (Inception) to December 31, 2021.

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

Note 8 — Shareholders’ Equity

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

As of December 31, 2021, there were 1,628,425 shares of ordinary shares issued and outstanding excluding 5,467,000 shares subject to possible redemption.

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

Note 9 — Restatement of Prior Period Financial Statement

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

The following summarizes the effect of the restatement on each financial statement line item.

	As		As
As of June 15, 2021	Reported	Adjustment	Restated
Restated Balance Sheet
Ordinary share subject to possible redemption	$45,780,150	$4,219,850	$50,000,000

Shareholders’ Equity
Ordinary share	211	(42)	169
Additional paid in capital	5,011,721	(4,219,808)	791,913
Total shareholders’ equity	$5,000,004	$(4,219,850)	$780,154

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to March 31, 2022, the date that the financial statements were issued. The Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

(b)Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

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

4.2	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 of Lakeshore Acquisition I Corp.’s Registration Statement on Form S-1 filed with the SEC on April 22, 2021).
4.3	Specimen Ordinary Share Certificate (incorporated by reference to Exhibit 4.2 of Lakeshore Acquisition I Corp.’s Registration Statement on Form S-1 filed with the SEC on April 22, 2021).
4.4	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 of Lakeshore Acquisition I Corp.’s Registration Statement on Form S-1 filed with the SEC on April 22, 2021).
4.5	Description of Securities.
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAKESHORE ACQUISITION I CORP.
Dated: March 31, 2022
	By:	/s/ Bill Chen
	Name:	Bill Chen
	Title:	Chief Executive Officer and Chairman

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bill Chen	Chief Executive Officer and Chairman	March 31, 2022
Bill Chen	(Principal Executive Officer)

/s/ Laura Li	Chief Financial Officer and Director	March 31, 2022
Laura Li	(Principal Accounting and Financial Officer)

/s/ H. David Sherman	Director	March 31, 2022
H. David Sherman

/s/ Jianzhong Lu	Director	March 31, 2022
Jianzhong Lu

/s/ Yan Zhu	Director	March 31, 2022
Yan Zhu