Form 10-Q
period 2022-03-31
Lakeshore Acquisition I Corp.
filed 2022-05-16
CIK 1848000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, there were 7,095,425 ordinary shares, par value $0.0001, of the Company issued and outstanding.

LAKESHORE ACQUISITION I CORP.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION		1

Item 1.	Condensed Financial Statements	1

	Unaudited Condensed Balance Sheet as of March 31, 2022 and Condensed Balance Sheet as of December 31, 2021	1

	Unaudited Condensed Statements of Operations for the three months ended March 31, 2022 and the period from January 6, 2021 (Inception) to March 31, 2021	2

	Unaudited Condensed Statements of Changes in Shareholders’ Equity for the three months ended March 31, 2022 and the period from January 6, 2021 (Inception) to March 31, 2021	3

	Unaudited Condensed Statements of Cash Flows for the three months ended March 31, 2022 and the period from January 6, 2021 (Inception) to March 31, 2021	4

	Notes to Unaudited Condensed Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION		22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	23

Item 4.	Mine Safety Disclosures	23

Item 5.	Other Information	23

Item 6.	Exhibits	24

SIGNATURES		25

PART I – FINANCIAL INFORMATION

Item 1. Condensed Financial Statements

LAKESHORE ACQUISITION I CORP.

Condensed Balance Sheets

	March 31,	December 31,
	2022	2021
	Unaudited
ASSETS
Current assets
Cash	$334,367	$438,913
Prepaid expenses	25,483	63,708
Marketable securities held in trust account	54,677,471	54,671,966
Total Current Assets	55,037,321	55,174,587
Total Assets	$55,037,321	$55,174,587

LIABILITIES AND SHAREHOLDER’S EQUITY
Accrued expense and other current liabilities	$33,038	$25,000
Total Current Liabilities	33,038	25,000
Total Liabilities	33,038	25,000

Commitments and contingencies

Redeemable Ordinary Shares
Ordinary shares subject to possible redemption: 5,467,000 shares (at redemption value of $10.00 per share)	54,670,000	54,670,000

Shareholders’ Equity
Ordinary share, $0.0001 par value; 500,000,000 shares authorized; 1,628,425 shares issued and outstanding	163	163
Additional paid-in capital	779,049	779,049
Accumulated deficit	(444,929)	(299,625)
Total Shareholders’ Equity	334,283	479,587
Total Liabilities and Shareholders’ Equity	$55,037,321	$55,174,587

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAKESHORE ACQUISITION I CORP.

(Unaudited) Condensed Statements of Operations

		For The
		Period From
		January 6,
		2021
	For The	(Inception)
	Three Months Ended	To
	March 31,	March 31,
	2022	2021
Formation, general and administrative expenses	$150,809	$4,013
Loss from operations	(150,809)	(4,013)

Other income
Interest income on marketable securities held in trust account	5,505	—
Net Loss	$(145,304)	$(4,013)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares-basic and diluted	5,467,000	—
Non-redeemable ordinary shares-basic and diluted (1)	1,628,425	1,250,000

Basic and diluted net loss per share
Redeemable ordinary shares-basic and diluted	$(0.02)	$ N/A
Non-redeemable ordinary shares-basic and diluted	$(0.02)	$—
(1)The number of weighted-average shares outstanding for the period from January 6, 2021 (Inception) to March 31, 2021 excludes an aggregate of up to 187,500 shares of non-redeemable founder shares that are subject to forfeiture if the underwriters do not exercise over-allotment option. In connection with the closing of the initial public offering and the underwriters’ partial exercise of over-allotment option on June 15, 2021 and June 28, 2021, respectively, a total of 70,750 founder shares were forfeited and a total of 116,750 founder shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAKESHORE ACQUISITION I CORP.

(Unaudited) Condensed Statements of Changes in Shareholders’ Equity

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, January 6, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to the sponsor	1,437,500	144	24,856	—	25,000
Net loss	—	—	—	(4,013)	(4,013)
Balances, March 31, 2021(1)	1,437,500	$144	$24,856	$(4,013)	$20,987

			Additional		Total
	Ordinary Shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2021	1,628,425	$163	$779,049	$(299,625)	$479,587
Net loss	—	—	—	(145,304)	(145,304)
Balances, March 31, 2022	1,628,425	$163	$779,049	$(444,929)	$334,283
(1)The number of ordinary shares outstanding at March 31, 2021 includes an aggregate of up to 187,500 shares of non-redeemable founder shares that are subject to forfeiture if the underwriters do not exercise over-allotment option. In connection with the closing of the initial public offering and the underwriters’ partial exercise of over-allotment option on June 15, 2021 and June 28, 2021, respectively, a total of 70,750 founder shares were forfeited and a total of 116,750 founder shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

LAKESHORE ACQUISITION I CORP.

(Unaudited) Condensed Statements of Cash Flows

		For the
		Period From
		January 6,
		2021
	For the	(Inception)
	Three Months Ended	To
	March 31,	March 31,
	2022	2021
Cash flow from operating activities
Net loss	$(145,304)	$(4,013)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned in trust account	(5,505)	—
Change in operating assets and liabilities:
Change in prepaid expenses	38,225	—
Change in accrued expense and other current liabilities	8,038	4,033
Net cash provided - (used) by operating activities	(104,546)	20

Cash flow from financing activities
Proceeds from note payable to a related party	—	450,000
Proceeds from advance for private units to be issued	—	100,000
Proceeds from issuance of ordinary shares	—	25,000
Payment of offering costs	—	(25,375)
Net cash provided by financing activities	—	549,625

Net change in cash	(104,546)	549,645
Cash at beginning of period	438,913	—
Cash at end of period	$334,367	$549,645

Non-cash investing and financing activities
Deferred offering costs in accrued offering costs	$—	$58,000

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

As of March 31, 2022, the Company had not generated revenue. All activities for the period from January 6, 2021 (inception) through March 31, 2022 relate to the Company’s formation and the initial public offering (the “IPO”) described below and its effort in seeking a target business. The Company will not generate any operating revenue until after its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

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

Liquidity and Capital Resources

As of March 31, 2022, the Company had $334,367 in cash held outside its Trust Account available for the Company’s working capital purposes.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of March 31, 2022 and December 31, 2022.

Marketable Securities Held in the Trust Account

As of March 31, 2022 and December 31, 2021, The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. (See Note 6).

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, ordinary shares subject to possible redemption are presented at redemption value of $10.00 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero.

Offering Costs Associated with the IPO

Offering costs consist underwriting, legal, accounting, registration and other expenses incurred through the balance sheet date that are directly related to the IPO. As of March 31, 2022, offering costs totaled $1,862,538. The amount was consisted of $1,366,750 in underwriters’ fees, plus $495,788 of other expenses. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. The Company allocates offering costs between public shares and public warrants based on the estimated fair values of public shares and public warrants at the date of issuance. Accordingly, $1,780,148 was allocated to public shares and was charged to temporary equity, and $82,390 was allocated to public warrants and was charged to shareholders’ equity.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed  income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income in trust account less any dividends paid. We then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of March 31, 2022 and March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the condensed statement of operations is based on the following:

		For The Period From
		January 6, 2021
	For The Three Months	(Inception) To March 31,
	Ended March 31, 2022	2021
Net loss less interest income in trust account	$(150,809)	$(4,013)

	For The Three Months Ended March 31,		For The Period From January 6, 2021 (Inception) To March 31,
	2022		2021
	Redeemable shares	Non-redeemable shares	Redeemable shares	Non-redeemable shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net income/(loss)	$(116,198)	$(34,611)	$—	$(4,013)

Denominators:
Weighted-average shares outstanding	5,467,000	1,628,425	—	1,250,000
Basic and diluted net income/(loss) per share	$(0.02)	$(0.02)	$—	$—

The number of weighted-average shares outstanding for the period from January 6, 2021 (Inception) to March 31, 2021 excludes an aggregate of up to 187,500 shares of non-redeemable shares that are subject to forfeiture if the over-allotment option is not exercised by the underwriters.

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

ASC 740 also clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. ASC 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim period, disclosure and transition. The Company has identified Cayman Islands as its only “major” tax jurisdiction, as defined. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. Since the Company was incorporated on January 6, 2021, the evaluation was performed for the period ended December 31, 2021 and the upcoming 2022 tax year. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in a material changes to its financial position. The Company’s policy for recording interest and penalties associated with audits is to record such items as a component of income tax expense.

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

As of March 31, 2022, the ordinary shares reflected on the balance sheet are reconciled in the following table.

As of March 31, 2022
Gross proceeds	$54,670,000
Less:
Proceeds allocated to public warrants	(2,418,328)
Offering costs of public shares	(1,780,148)
Plus:
Accretion of carrying value to redemption value	4,198,476
Ordinary shares subject to possible redemption	$54,670,000

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

In order to meet its working capital needs following the consummation of the IPO, the Company’s initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note and would either be paid upon consummation of the Company’s initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the working capital loan may be converted upon consummation of the Company’s business combination into additional Private Units at a price of $10.00 per unit. If the Company does not complete a business combination, the working capital loan will only be repaid with funds not held in the Trust Account and only to the extent available. As of March 31, 2022, there was nil working capital loan outstanding.

Other Related Party Transactions

For the three months ended March 31, 2022 and for the period from January 6, 2021 (Inception) to March 31, 2021, total reimbursement of out-of-pocket expenses paid to our sponsor, officers or directors were $nil and $5,383, respectively. The balance amount was nil at March 31, 2022 and March 31, 2021.

In September 2021, the Company made a temporary payment of $30,000 to the Company’s sponsor, for the purpose of leasing an office on behalf of the Company. The Company had cancelled this plan and the sponsor returned the amount to the Company on October 19, 2021. The balance amount of due to related party was nil at March 31, 2022.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2022 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	March 31, 2022
Assets:
Marketable securities held in Trust Account	1	$54,677,471

Except for the foregoing, the Company does not have any assets measured at fair value on a recurring basis at March 31, 2022 and December 31, 2021.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. No such transfers took place for the period presented.

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

As of March 31, 2022, there were 1,628,425 shares of ordinary shares issued and outstanding excluding 5,467,000 shares subject to possible redemption.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to May 16, 2022, the date that the unaudited condensed financial statements were issued. On May 9, 2022, The Company entered into a merger agreement aiming to merge with ProSomnus Holdings Inc. Pursuant to the merger agreement, ProSomnus will merge with a subsidiary of the Company, with ProSomnus surviving and the Company acquiring 100% of the equity securities of ProSomnus. Please refer to 8-K form filed with the SEC on May 10, 2022 for detailed information. Except for the foregoing, The Company did not identify any other subsequent events that would have required adjustment or disclosure in the unaudited condensed financial statements.

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

We presently have no revenue. All activities for the period from January 6, 2021 (inception) through March 31, 2022 relate to the formation and the IPO and seeking of a target business. We will have no operations other than the active solicitation of a target business with which to complete a business combination, and we will not generate any operating revenue until after its initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

As indicated in the accompanying unaudited condensed financial statements, as of March 31, 2022, we had $334,367 in cash held outside its Trust Account available for the working capital purposes.

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

For the three months ended March 31, 2022, we had a net loss of $145,304. We earned $5,505 of interest income from investments in our Trust Account and incurred $150,809 of general and administrative expenses.

For the period from January 6, 2021 (inception) to March 31, 2021, we had a net loss of $4,013, which consisted of $4,013 in formation, general and administrative expenses.

Liquidity and Capital Resources

As of March 31, 2022, we had $334,367 in cash held outside its Trust Account available for our working capital purposes.

Prior to the consummation of the IPO, our liquidity needs had been satisfied through a payment from the sponsor of $25,000 for the founder shares, the loan under an unsecured promissory note from the sponsor of $450,000. The promissory note from the sponsor was repaid in full on June 14, 2021.

Upon the consummation of the IPO on June 15, 2021 and the closing of the underwriters’ partial exercise of the over-allotment option on June 28, 2021, and associated private placements, $54,670,000 of cash was placed in the Trust Account. As of March 31, 2022, an aggregate of $54,677,471 was held in the Trust Account in money market funds that invest in cash, U.S. Treasury bills, notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury.

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

Offering Costs Associated with the IPO

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that were directly related to the IPO. As of March 31, offering costs totaled $1,862,538. The amount was consisted of $1,366,750 in underwriters’ fees, plus $495,788 of other expenses. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. The Company allocates offering costs between public shares and public warrants based on the estimated fair values of public shares and public warrants at the date of issuance. Accordingly, $1,780,148 was allocated to public shares and was charged to temporary equity, and $ 82,390 was allocated to public warrants and was charged to shareholders’ equity.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, public shares subject to possible redemption are presented at redemption value of $10.00 per share as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals zero.

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

As of March 31, 2022 and March 31, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the IPO and the private placement since the exercise of warrants are contingent on the occurrence of future events.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2022 and from January 6, 2021(inception) through March 31, 2021, covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.  Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our final prospectus for our Initial Public Offering and annual report for 2021 filed with the SEC on June 14, 2021 and March 31, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering and annual report for 2021 filed with the SEC on June 14, 2021 and March 31, 2022, respectively.

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

As of March 31, 2022, we had $334,367 in cash held outside its Trust Account available for the working capital purposes.

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

Date: May 16, 2022	LAKESHORE ACQUISITION I CORP.

	By:	/s/ Laura Li
Name: Laura Li
Title: Chief Financial Officer (Principal Financial Officer and Accounting Officer)