Form 10-Q
period 2022-06-30
Lakeshore Acquisition I Corp.
filed 2022-08-15
CIK 1848000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 15, 2022, there were 7,095,425 ordinary shares, par value $0.0001, of the Company issued and outstanding.

LAKESHORE ACQUISITION I CORP.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION		1

Item 1.	Condensed Consolidated Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheet as of June 30, 2022 and Condensed Balance Sheet as of December 31, 2021	1

	Unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2022, the six months ended June 30, 2022, the three months ended June 30, 2021 and the period from January 6, 2021 (Inception) to June 30, 2021	2

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended June 30, 2022, the six months ended June 30, 2022, the three months ended June 30, 2021 and the period from January 6, 2021 (Inception) to June 30, 2021	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and the period from January 6, 2021 (Inception) to June 30, 2021	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION		22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	Mine Safety Disclosures	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

SIGNATURES		24

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

LAKESHORE ACQUISITION I CORP.

Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2022	2021
	Unaudited
ASSETS
Current assets
Cash	$131,427	$438,913
Prepaid expenses	—	63,708
Other current assets	135,000	—
Marketable securities held in trust account	54,751,296	54,671,966
Total Current Assets	55,017,723	55,174,587
Total Assets	$55,017,723	$55,174,587

LIABILITIES AND SHAREHOLDERS’ EQUITY
Accrued expense and other current liabilities	$18,038	$25,000
Total Current Liabilities	18,038	25,000
Total Liabilities	18,038	25,000

Commitments and contingencies

Redeemable Ordinary Shares
Ordinary shares subject to possible redemption: 5,467,000 shares (at redemption value of $10.01 per share as of June 30,2022 and at redemption value of $10.00 per share as of December 31, 2021)	54,751,296	54,670,000

Shareholders’ Equity
Ordinary share, $0.0001 par value; 500,000,000 shares authorized; 1,628,425 shares issued and outstanding (excluding 5,467,000 shares subject to possible redemption)	163	163
Additional paid-in capital	697,753	779,049
Accumulated deficit	(449,527)	(299,625)
Total Shareholders’ Equity	248,389	479,587
Total Liabilities and Shareholders’ Equity	$55,017,723	$55,174,587

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKESHORE ACQUISITION I CORP.

(Unaudited) Condensed Consolidated Statements of Operations

				For The
				Period From
				January 6,
				2021
	For The	For The	For The	(Inception)
	Three Months Ended	Six Months Ended	Three Months Ended	To
	June 30,	June 30,	June 30,	June 30,
	2022	2022	2021	2021
Formation, general and administrative expenses	$78,424	$229,233	$52,651	$56,664
Loss from operations	(78,424)	(229,233)	(52,651)	(56,664)

Other income
Interest income on marketable securities held in trust account	73,826	79,331	106	106
Net Loss	$(4,598)	$(149,902)	$(52,545)	$(56,558)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares-basic and diluted	5,467,000	5,467,000	894,516	462,506
Non-redeemable ordinary shares-basic and diluted (1)	1,628,425	1,628,425	1,298,190	1,260,712

Basic and diluted net loss per share
Redeemable ordinary shares-basic and diluted	$—	$(0.02)	$2.75	$6.61
Non-redeemable ordinary shares-basic and diluted	$(0.01)	$(0.03)	$(1.94)	$(2.47)
(1)During January 6, 2021 (Inception) through June 27, 2021, an aggregate of 187,500 shares of non-redeemable founder shares were subject to forfeiture if the underwriters did not exercise over-allotment option. In connection with the closing of the initial public offering and the underwriters’ partial exercise of over-allotment option on June 15, 2021 and June 28, 2021, respectively, a total of 70,750 founder shares were forfeited and a total of 116,750 founder shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKESHORE ACQUISITION I CORP.

(Unaudited) Condensed Consolidated Statements of Changes in Shareholders’ Equity

			Additional		Total
	Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, January 6, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to the sponsor	1,437,500	144	24,856	—	25,000
Net loss	—	—	—	(4,013)	(4,013)
Balances, March 31, 2021(1)	1,437,500	144	24,856	(4,013)	20,987

Issuance of public units	5,467,000	547	54,669,453	—	54,670,000
Issuance of private units	261,675	26	2,616,724	—	2,616,750
Underwriters’ discount	—	—	(1,366,750)	—	(1,366,750)
Deduction of other offering costs	—	—	(495,788)	—	(495,788)
Forfeiture of shares	(70,750)	(7)	7	—	—
Change in value of ordinary shares subject to redemption	(5,467,000)	(547)	(52,251,125)	—	(52,251,672)
Allocation of offering costs to ordinary shares subject to redemption	—	—	1,780,148	—	1,780,148
Deduction for increases of carrying value of redeemable shares	—	—	(4,198,476)	—	(4,198,476)
Net loss	—	—	—	(52,545)	(52,545)
Balances, June 30, 2021	1,628,425	$163	$779,049	$(56,558)	$722,654

			Additional		Total
	Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2021	1,628,425	$163	$779,049	$(299,625)	$479,587
Net loss	—	—	—	(145,304)	(145,304)
Balances, March 31, 2022	1,628,425	163	779,049	(444,929)	334,283

Deduction for increases of carrying value of redeemable shares	—	—	(81,296)	—	(81,296)
Net loss	—	—	—	(4,598)	(4,598)
Balances, June 30, 2022	1,628,425	$163	$697,753	$(449,527)	$248,389
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

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKESHORE ACQUISITION I CORP.

(Unaudited) Condensed Consolidated Statements of Cash Flows

		For the
		Period From
		January 6,
		2021
	For the	(Inception)
	Six Months Ended	To
	June 30,	June 30,
	2022	2021
Cash flow from operating activities
Net loss	$(149,902)	$(56,558)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned in trust account	(79,331)	(106)
Change in operating assets and liabilities:
Change in prepaid expenses	63,709	—
Change in other current assets	(135,000)	—
Change in accrued expense and other current liabilities	(6,962)	57,332
Net cash provided - (used) by operating activities	(307,486)	668

Cash flow from investing activities
Cash deposited in trust account	—	(54,670,000)
Net cash used in investing activities	—	(54,670,000)

Cash flow from financing activities
Proceeds from note payable to a related party	—	450,000
Proceeds from advance for private units to be issued	—	70,750
Proceeds from issuance of ordinary shares	—	57,311,750
Repayment of note payable to a related party	—	(450,000)
Payment of underwriters’ discount	—	(1,366,750)
Payment of offering costs	—	(482,918)
Net cash provided by financing activities	—	55,532,832

Net change in cash	(307,486)	863,500
Cash at beginning of period	438,913	—
Cash at end of period	$131,427	$863,500

Non-cash investing and financing activities
Deferred offering costs in accrued offering costs	$—	$12,870

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKESHORE ACQUISITION I CORP.

Notes to Unaudited Condensed Consolidated Financial Statements

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

As of June 30, 2022, the Company had not generated revenue. All activities for the period from January 6, 2021 (inception) through June 30, 2022 relate to the Company’s formation and the initial public offering (the “IPO”) described below and its effort in seeking a target business. The Company will not generate any operating revenue until after its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

The Company’s sponsor is RedOne Investment Limited, a BVI limited liability company (the “sponsor”).

On May 3, 2022, LAAA Merger Corp. was incorporated under Delaware law as a wholly owned subsidiary of the Company, and LAAA Merger Sub Inc. was incorporated under Delaware law as a wholly owned subsidiary of LAAA Merger Corp. Both of these two companies were incorporated for the purpose of effecting its initial business combination and will not have any activities before the closing of the business combination (as described below in “Business Combination” in Note 1).

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

On May 9, 2022, The Company entered into a merger agreement (the “Merger Agreement”) with certain parties aiming to acquire 100% of the equity securities of ProSomnus Holdings Inc. “ProSomnus”.

Pursuant to the Merger Agreement, the business combination will be effected in two steps: (i) the Company will reincorporate to the State or Delaware by merging with and into LAAA Merger Corp. (“PubCo”), which is a wholly-owned subsidiary of the Company and a Delaware corporation, with PubCo surviving as the publicly traded entity (the “Reincorporation Merger”); and (ii) immediately after the Reincorporation Merger, LAAA Merger Sub Inc. (“Merger Sub”), which is a wholly-owned subsidiary of PubCo and also a Delaware corporation, will merge with and into ProSomnus, with ProSomnus surviving as a wholly-owned subsidiary of PubCo (the “Acquisition Merger”).

Upon closing of the Acquisition Merger, PubCo will acquire 100% of the equity securities of ProSomnus. In exchange, the stockholders of ProSomnus will receive an aggregate number of shares of PubCo Common Stock (the “Merger Consideration”) with an aggregate value equal to $113,000,000 minus the amount by which the Closing Net Indebtedness (as defined in the Merger Agreement) exceeds $12,000,000.

Additionally, the Company will make available to ProSomnus no less than $40,000,000, prior to the payment of expenses incurred in connection with the Business Combination and any outstanding debt of ProSomnus, in cash and cash equivalents (the “Minimum Cash Amounts”). Pursuant to the Merger Agreement, an aggregate of $10,000,000 will be from equity investors, by (i) waiving their rights of redeeming public shares and (ii) purchasing the company’s ordinary shares at $10.00 per share, or the combination of (i) and (ii); An aggregate of $30,000,000 will be from certain convertible notes investors by purchasing convertible notes of PubCo.

Additionally, the ProSomnus Stockholders may be entitled to receive up to 3.0 million earn-out shares in three tranches:

●	the first tranche of 1.0 million earn-out shares will be issued when the volume-weighted average price per share of PubCo Common Stock is $12.50 or greater for 20 trading days in any consecutive 30 trading day period commencing 6 months after the Closing and ending at the third anniversary of the Closing;
●	the second tranche of 1.0 million earn-out shares will be issued when the volume-weighted average price per share of PubCo Common Stock is $15.00 or greater for 20 trading days in any consecutive 30 trading day period commencing 6 months after the Closing and ending at the third anniversary of the Closing; and
●	the third tranche of 1.0 million earn-out shares will be issued when the volume-weighted average price per share of PubCo Common Stock is $17.50 or greater for 20 trading days in any consecutive 30 trading day period commencing 6 months after the Closing and ending at the third anniversary of the Closing.

On June 29, 2022, LAAA Merger Corp., the Company’s wholly owned subsidiary, filed a Form S-4 containing the registration statement with respect to the proposed merger with ProSomnus.

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

Liquidity and Capital Resources

As of June 30, 2022, the Company had $131,427 in cash held outside its Trust Account available for the Company’s working capital purposes.

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

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months and for the six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Form 10-K filed by the Company with the SEC on March 31, 2022.

Principals of Consolidation

The accompanying unaudited condensed consolidated financial statements included the accounts of the Company and its wholly owned subsidiaries where the Company has the ability to exercise control. All significant intercompany balances and transactions have been eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of June 30, 2022 and December 31, 2021.

Marketable Securities Held in the Trust Account

As of June 30, 2022 and December 31, 2021, The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information. (See Note 6).

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s public shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero. Accordingly, as of June 30, 2022 and December 31, 2021, ordinary shares subject to possible redemption are presented at redemption value of $10.01 per share and $10.00 per share respectively as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering Costs Associated with the IPO

Offering costs consist underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. As of June 30, 2022, offering costs associated with the IPO totaled $1,862,538. The amount was consisted of $1,366,750 in underwriters’ fees, plus $495,788 of other expenses. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. The Company allocates offering costs between public shares and public warrants based on the estimated fair values of public shares and public warrants at the date of issuance. Accordingly, $1,780,148 was allocated to public shares and was charged to temporary equity, and $82,390 was allocated to public warrants and was charged to shareholders’ equity.

Other Current Assets

Other current assets relate to an aggregate amount of $135,000 that is due from ProSomnus Holdings Inc. “ProSomnus”. Pursuant to a letter agreement dated May 11, 2022 between ProSomuns and the Company, the Company advanced $135,000 on behalf of ProSomnus to a certain convertible notes investor for the investor to begin the legal work based on a term sheet, and ProSomnus agrees to reimburse the advance to the Company within a short period of time.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income in trust account less any dividends paid. The company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of June 30, 2022 and June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the condensed consolidated statement of operations is based on the following:

				For The
				Period From
				January 6,
	For The	For The	For The	2021
	Three Months	Six Months	Three Months	(Inception)
	Ended	Ended	Ended	To
	June 30,	June 30,	June 30,	June 30,
	2022	2022	2021	2021
Net loss	$(4,598)	$(149,902)	$(52,545)	$(56,558)
Accretion of temporary equity to initial redemption value ($10.00 per share)	—	—	(4,198,476)	(4,198,476)
Interest earned from trust account	(73,826)	(79,331)	(106)	(106)
Net loss including accretion of temporary equity to redemption value	$(78,424)	$(229,233)	$(4,251,127)	$(4,255,140)

	For The Three Months		For The Six Months		For The Three Months		For The Period From
	Ended		Ended		Ended		January 6, 2021 (Inception) To
	June 30, 2022		June 30, 2022		June 30, 2021		June 30, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	shares	shares	shares	shares	shares	shares	shares	shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(60,425)	$(17,999)	$(176,623)	$(52,610)	$(1,734,252)	$(2,516,875)	$(1,142,067)	$(31,130,723)
Accretion of temporary equity to initial redemption value ($10.00 per share)	—	—	—	—	4,198,476	—	4,198,476	—
Interest earned from trust account	73,826	—	79,331	—	106	—	106	—
Allocation of net income/(loss)	$13,401	$(17,999)	$(97,292)	$(52,610)	$2,464,330	$(2,516,875)	$3,056,515	$(3,113,073)

Denominators:
Weighted-average shares outstanding	5,467,000	1,628,425	5,467,000	1,628,425	894,516	1,298,190	462,506	1,260,712
Basic and diluted net income/(loss) per share	$—	$(0.01)	$(0.02)	$(0.03)	$2.75	$(1.94)	$6.61	$(2.47)

During January 6, 2021 (Inception) through June 27, 2021, an aggregate of 187,500 shares of non-redeemable founder shares were subject to forfeiture if the underwriters did not exercise over-allotment option. In connection with the closing of the underwriters’ partial exercise of their over-allotment option on June 28, 2021, 116,750 founder shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

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

The Company paid an underwriting discount of $1,250,000 (2.5% of the gross IPO proceeds) to the underwriters, and $75,000 to the qualified independent underwriter, at the closing of the IPO. The Company paid an underwriting discount of $116,750 at the closing of the underwriters’ partial exercise of the over-allotment option.

The Company has agreed to pay $1,640,100 (“fee” via Business Combination Marketing Agreement between the Company and representative of underwriters), which equals 3% of the gross offering proceeds, payable upon the Company’s completion of the business combination. The fee will become payable from the amounts held in the Trust Account, or in the form of new shares, subject to certain agreements and approvals, solely in the event the Company completes its business combination. In the event that the Company does not close a business combination, the representative underwriter has agreed to waive its right to receive the fee.

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

As of June 30, 2022, the ordinary shares reflected on the balance sheet are reconciled in the following table.

As of June 30, 2022
Gross proceeds	$54,670,000
Less:
Proceeds allocated to public warrants	(2,418,328)
Offering costs of public shares	(1,780,148)
Plus:
Accretion of carrying value to redemption value	4,279,772
Ordinary shares subject to possible redemption	$54,751,296

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

In order to meet its working capital needs following the consummation of the IPO, the Company’s initial shareholders, officers and directors or their affiliates may, but are not obligated to, loan the Company funds, from time to time or at any time, in amount they deem reasonable in their sole discretion. Each working capital loan would be evidenced by a promissory note and would either be paid upon consummation of the Company’s initial business combination, without interest, or, at the lender’s discretion, up to $500,000 of the working capital loan may be converted upon consummation of the Company’s business combination into additional Private Units at a price of $10.00 per unit. If the Company does not complete a business combination, the working capital loan will only be repaid with funds not held in the Trust Account and only to the extent available. As of June 30, 2022, there was nil working capital loan outstanding.

Other Related Party Transactions

For the six months ended June 30, 2022 and for the period from January 6, 2021 (Inception) to June 30, 2021, total reimbursement of out-of-pocket expenses paid to our sponsor, officers or directors were $5,383 and $25,543 respectively. The balance amount was nil at June 30, 2022 and June 30, 2021.

In September 2021, the Company made a temporary payment of $30,000 to the Company’s sponsor, for the purpose of leasing an office on behalf of the Company. The Company had cancelled this plan and the sponsor returned the amount to the Company on October 19, 2021. The balance amount of due to related party was nil at June 30, 2022.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	June 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$54,751,296	$54,671,966

Except for the foregoing, the Company does not have any assets measured at fair value on a recurring basis at June 30, 2022 and December 31, 2021.

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

Business Combination Marketing Agreement

The Company has entered into Business Combination Marketing Agreement with representative of its underwriters, and agreed to pay a fee totaling $1,640,100, which equals 3% of the gross offering proceeds, payable upon the Company’s completion of the business combination. The fee will become payable from the amounts held in the Trust Account, or in the form of new shares, subject to certain agreements and approvals, solely in the event the Company completes its Business Combination. In the event that the Company does not close a business combination, the representative underwriter has waived its right to receive the fee.

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

As of June 30, 2022, there were 1,628,425 shares of ordinary shares issued and outstanding excluding 5,467,000 shares subject to possible redemption.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to August 15, 2022, the date that the unaudited condensed consolidated financial statements were issued. On August 12, 2022, LAAA Merger Corp., the Company’s wholly owned subsidiary, filed a Form S-4/A containing amendment No. 1 to the registration statement to address comments LAAA Merger Corp. received from the SEC on August 2, 2022, regarding the registration statement. Except for the foregoing, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis.

References to “we”, “us”, “our” or the “Company” are to Lakeshore Acquisition I Corp., except where the context requires otherwise. The following discussion should be read in conjunction with our unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this report.

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

We presently have no revenue. All activities for the period from January 6, 2021 (inception) through June 30, 2022 relate to the formation and the IPO and seeking of a target business. We will have no operations other than the active solicitation of a target business with which to complete a business combination, and we will not generate any operating revenue until after its initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

As indicated in the accompanying unaudited condensed consolidated financial statements, as of June 30, 2022, we had $131,427 in cash held outside its Trust Account available for the working capital purposes.

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

Recent Developments

On May 9, 2022, The Company entered into a merger agreement (the “Merger Agreement”) aiming to acquire 100% of the equity securities of ProSomnus Holdings Inc. (ProSomnus).

Pursuant to the Merger Agreement, the business combination will be effected in two steps: (i) the Company will reincorporate to the State or Delaware by merging with and into LAAA Merger Corp. (“PubCo”), which is a wholly-owned subsidiary of the Company and a Delaware corporation, with PubCo surviving as the publicly traded entity (the “Reincorporation Merger”); and (ii) immediately after the Reincorporation Merger, LAAA Merger Sub Inc. (“Merger Sub”), which is a wholly-owned subsidiary of PubCo and also a Delaware corporation, will merge with and into ProSomnus, with ProSomnus surviving as a wholly-owned subsidiary of PubCo (the “Acquisition Merger”).

Upon closing of the Acquisition Merger, PubCo will acquire 100% of the equity securities of ProSomnus. In exchange, the stockholders of ProSomnus will receive an aggregate number of shares of PubCo Common Stock (the “Merger Consideration”) with an aggregate value equal to $113,000,000 minus the amount by which the Closing Net Indebtedness (as defined in the Merger Agreement) exceeds $12,000,000.

Additionally, the Company will make available to ProSomnus no less than $40,000,000, prior to the payment of expenses incurred in connection with the Business Combination and any outstanding debt of ProSomnus, in cash and cash equivalents (the “Minimum Cash Amounts”). Pursuant to the Merger Agreement, an aggregate of $10,000,000 will be from equity investors, by (i) waiving their rights of redeeming public shares and (ii) purchasing the company’s ordinary shares at $10.00 per share, or the combination of (i) and (ii); An aggregate of $30,000,000 will be from certain convertible notes investors by purchasing convertible notes of PubCo.

Additionally, the ProSomnus Stockholders may be entitled to receive up to 3.0 million earn-out shares in three tranches:

●	the first tranche of 1.0 million earn-out shares will be issued when the volume-weighted average price per share of PubCo Common Stock is $12.50 or greater for 20 trading days in any consecutive 30 trading day period commencing 6 months after the Closing and ending at the third anniversary of the Closing;
●	the second tranche of 1.0 million earn-out shares will be issued when the volume-weighted average price per share of PubCo Common Stock is $15.00 or greater for 20 trading days in any consecutive 30 trading day period commencing 6 months after the Closing and ending at the third anniversary of the Closing; and
●	the third tranche of 1.0 million earn-out shares will be issued when the volume-weighted average price per share of PubCo Common Stock is $17.50 or greater for 20 trading days in any consecutive 30 trading day period commencing 6 months after the Closing and ending at the third anniversary of the Closing.

The foregoing description of the Merger Agreement does not purport to be complete and is qualified in its entirety by the terms and conditions of the actual agreement, which is filed as Exhibit 2.1 hereto and incorporated by reference herein.

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

For the six months ended June 30, 2022, we had a net loss of $149,902. We earned $79,331 of interest income from investments in our Trust Account and incurred $229,233 of general and administrative expenses.

For the period from January 6, 2021 (inception) to June 30, 2021, we had a net loss of $56,558, which consisted of $56,664 in formation, general and administrative expenses.

Liquidity and Capital Resources

As of June 30, 2022, we had $131,427 in cash held outside its Trust Account available for our working capital purposes.

Prior to the consummation of the IPO, our liquidity needs had been satisfied through a payment from the sponsor of $25,000 for the founder shares, the loan under an unsecured promissory note from the sponsor of $450,000. The promissory note from the sponsor was repaid in full on June 14, 2021.

Upon the consummation of the IPO on June 15, 2021 and the closing of the underwriters’ partial exercise of the over-allotment option on June 28, 2021, and associated private placements, $54,670,000 of cash was placed in the Trust Account. As of June 30, 2022, an aggregate of $54,751,296 was held in the Trust Account in money market funds that invest in cash, U.S. Treasury bills, notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury.

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

Critical Accounting Policies

The preparation of these unaudited condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements. Actual results could differ from those estimates.

Offering Costs Associated with the IPO

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that were directly related to the IPO. As of June 30, 2022, offering costs associated with the IPO totaled $1,862,538. The amount was consisted of $1,366,750 in underwriters’ fees, plus $495,788 of other expenses. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. The Company allocates offering costs between public shares and public warrants based on the estimated fair values of public shares and public warrants at the date of issuance. Accordingly, $1,780,148 was allocated to public shares and was charged to temporary equity, and $ 82,390 was allocated to public warrants and was charged to shareholders’ equity.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption (if any) are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero. Accordingly, as of June 30, 2022 and December 31, 2021, ordinary shares subject to possible redemption are presented at redemption value of $10.01 per share and $10.00 per share respectively as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

As of June 30, 2022 and June 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the IPO and the private placement since the exercise of warrants are contingent on the occurrence of future events.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022 covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.  Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering, our annual report for the fiscal year ended December 31, 2021 filed with the SEC, and the Registration Statement on Form S-4 filed by PubCo with the SEC on June 14, 2021, March 31, 2022, and June 29, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

There were no sales of equity securities during the period covered by this Quarterly Report that were not registered under the Securities Act and were not previously reported in a Quarterly Report on Form 10-Q or a Current Report on Form 8-K filed by the company.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

ITEM 6.     EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report.

No.	Description of Exhibit
2.1

Merger Agreement, dated May 9, 2022, by and among Lakeshore Acquisition I Corp., LAAA Merger Sub Inc., ProSomnus Holdings Inc., HGP II, LLC, and RedOne Investment Limited (incorporated by reference to exhibit 2.1 to the Current Report on Form 8-K filed with the SEC on May 10, 2022)

10.1	Form of Purchaser Support Agreement (incorporated by reference to exhibit 10.1 to the Current Report on Form 8-K filed with the SEC on May 10, 2022)
10.2	Form of Voting and Support Agreement (incorporated by reference to exhibit 10.2 to the Current Report on Form 8-K filed with the SEC on May 10, 2022)
10.3	Form of Lock-up Agreement (incorporated by reference to exhibit 10.3 to the Current Report on Form 8-K filed with the SEC on May 10, 2022)
10.4	Form of Non-Competition and Non-Solicitation Agreement (incorporated by reference to exhibit 10.4 to the Current Report on Form 8-K filed with the SEC on May 10, 2022)
10.5	Form of Registration Rights Agreement (incorporated by reference to exhibit 10.5 to the Current Report on Form 8-K filed with the SEC on May 10, 2022)
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 15, 2022	LAKESHORE ACQUISITION I CORP.

	By:	/s/ Laura Li
Name: Laura Li
Title: Chief Financial Officer (Principal Financial Officer and Accounting Officer)