Form 10-Q
period 2022-09-30
Lakeshore Acquisition I Corp.
filed 2022-11-14
CIK 1848000

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, there were 4,489,308 ordinary shares, par value $0.0001, of the Company issued and outstanding.

LAKESHORE ACQUISITION I CORP.

Quarterly Report on Form 10-Q

PART I. FINANCIAL INFORMATION		1

Item 1.	Condensed Consolidated Financial Statements	1

	Unaudited Condensed Consolidated Balance Sheet as of September 30, 2022 and Condensed Balance Sheet as of December 31, 2021	1

	Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2022, the nine months ended September 30, 2022, the three months ended September 30, 2021 and the period from January 6, 2021 (Inception) to September 30, 2021	2

	Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity for the three months ended September 30, 2022, the nine months ended September 30, 2022, the three months ended September 30, 2021 and the period from January 6, 2021 (Inception) to September 30, 2021	3

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and the period from January 6, 2021 (Inception) to September 30, 2021	4

	Notes to Unaudited Condensed Consolidated Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION		26

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Mine Safety Disclosures	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

SIGNATURES		28

PART I – FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements

LAKESHORE ACQUISITION I CORP.

Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2022	2021
	Unaudited
ASSETS
Current assets
Cash	$150,923	$438,913
Prepaid expenses	—	63,708
Other current assets	135,000	—
Marketable securities held in trust account	29,144,536	54,671,966
Total Current Assets	29,430,459	55,174,587
Total Assets	$29,430,459	$55,174,587

LIABILITIES AND SHAREHOLDERS' EQUITY
Note payable to related party	200,000	—
Note payable to third party	310,000	—
Accrued expense and other current liabilities	$32,538	$25,000
Total Current Liabilities	542,538	25,000
Total Liabilities	542,538	25,000

Commitments and contingencies

Redeemable Ordinary Shares
Ordinary shares subject to possible redemption: 2,860,883 shares (at redemption value of $10.18 per share as of September 30,2022) and 5,467,000 shares (at redemption value of $10.00 per share as of December 31, 2021)	29,144,536	54,670,000

Shareholders’ Equity
Ordinary share, $0.0001 par value; 500,000,000 shares authorized; 1,628,425 shares issued and outstanding (excluding 2,860,883 shares and 5,467,000 shares subject to possible redemption as of September 30, 2022 and December 31, 2021, respectively)	163	163
Additional paid-in capital	132,444	779,049
Accumulated deficit	(389,222)	(299,625)
Total Shareholders’ Equity (Deficit)	(256,615)	479,587
Total Liabilities and Shareholders’ Equity	$29,430,459	$55,174,587

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKESHORE ACQUISITION I CORP.

Unaudited Condensed Consolidated Statements of Operations

				For The
				Period From
				January 6,
				2021
	For The	For The	For The	(Inception)
	Three Months Ended	Nine Months Ended	Three Months Ended	To
	September 30,	September 30,	September 30,	September 30,
	2022	2022	2021	2021
Formation, general and administrative expenses	$147,393	$376,626	$101,299	$157,963
Loss from operations	(147,393)	(376,626)	(101,299)	(157,963)

Other income
Interest income on marketable securities held in trust account	207,698	287,029	705	811
Net income (loss)	$60,305	$(89,597)	$(100,594)	$(157,152)

Basic and diluted weighted average shares outstanding
Redeemable ordinary shares-basic and diluted	5,013,762	5,314,261	5,467,000	2,180,466
Non-redeemable ordinary shares-basic and diluted (1)	1,628,425	1,628,425	1,628,425	1,386,942

Basic and diluted net loss per share
Redeemable ordinary shares-basic and diluted	$0.04	$0.02	$(0.01)	$0.70
Non-redeemable ordinary shares-basic and diluted	$(0.08)	$(0.11)	$(0.01)	$(1.22)
(1)	During January 6, 2021 (Inception) through June 27, 2021, an aggregate of 187,500 shares of non-redeemable founder shares were subject to forfeiture if the underwriters did not exercise over-allotment option. In connection with the closing of the initial public offering and the underwriters’ partial exercise of over-allotment option on June 15, 2021 and June 28, 2021, respectively, a total of 70,750 founder shares were forfeited and a total of 116,750 founder shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKESHORE ACQUISITION I CORP.

Unaudited Condensed Consolidated Statements of Changes in Shareholders’ Equity

			Additional		Total
	Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, January 6, 2021 (Inception)	—	$—	$—	$—	$—
Issuance of ordinary shares to the sponsor	1,437,500	144	24,856	—	25,000
Net loss	—	—	—	(4,013)	(4,013)
Balances, March 31, 2021(1)	1,437,500	144	24,856	(4,013)	20,987

Issuance of public units	5,467,000	547	54,669,453	—	54,670,000
Issuance of private units	261,675	26	2,616,724	—	2,616,750
Underwriters’ discount	—	—	(1,366,750)	—	(1,366,750)
Deduction of other offering costs	—	—	(495,788)	—	(495,788)
Forfeiture of shares	(70,750)	(7)	7	—	—
Change in value of ordinary shares subject to redemption	(5,467,000)	(547)	(52,251,125)	—	(52,251,672)
Allocation of offering costs to ordinary shares subject to redemption	—	—	1,780,148	—	1,780,148
Deduction for increases of carrying value of redeemable shares	—	—	(4,198,476)	—	(4,198,476)
Net loss	—	—	—	(52,545)	(52,545)
Balances, June 30, 2021	1,628,425	$163	$779,049	$(56,558)	$722,654
Net loss	—	—	—	(100,594)	(100,594)
Balances, September 30, 2021	1,628,425	163	779,049	(157,152)	622,060

			Additional		Total
	Ordinary shares		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balances, December 31, 2021	1,628,425	$163	$779,049	$(299,625)	$479,587
Net loss	—	—	—	(145,304)	(145,304)
Balances, March 31, 2022	1,628,425	163	779,049	(444,929)	334,283

Deduction for increases of carrying value of redeemable shares	—	—	(81,296)	—	(81,296)
Net loss	—	—	—	(4,598)	(4,598)
Balances, June 30, 2022	1,628,425	$163	$697,753	$(449,527)	$248,389
Deduction for increases of carrying value of redeemable shares	—	—	(565,309)	—	(565,309)
Net loss	—	—	—	60,305	60,305
Balances, September 30, 2022	1,628,425	163	132,444	(389,222)	(256,615)
(1)	The number of ordinary shares outstanding at March 31, 2021 includes an aggregate of up to 187,500 shares of non-redeemable founder shares that are subject to forfeiture if the underwriters do not exercise over-allotment option. In connection with the closing of the initial public offering and the underwriters’ partial exercise of over-allotment option on June 15, 2021 and June 28, 2021, respectively, a total of 70,750 founder shares were forfeited and a total of 116,750 founder shares were no longer subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

LAKESHORE ACQUISITION I CORP.

Unaudited Condensed Consolidated Statements of Cash Flows

		For the
		Period From
		January 6,
		2021
	For the	(Inception)
	Nine Months Ended	To
	September 30,	September 30,
	2022	2021
Cash flow from operating activities
Net loss	$(89,597)	$(157,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income earned in trust account	(287,029)	(811)
Cost accrued to note payable to a third party	10,000	—
Change in operating assets and liabilities:
Change in prepaid expenses	63,708	(101,933)
Change in amount due from related party	—	(30,000)
Change in other current assets	(135,000)	—
Change in accrued expense and other current liabilities	7,538	—
Net cash provided - (used) by operating activities	(430,380)	(289,896)

Cash flow from investing activities
Proceeds from sale of marketable securities in trust account	26,172,069	—
Cash deposited in trust account	(357,610)	(54,670,000)
Net cash used in investing activities	25,814,459	(54,670,000)

Cash flow from financing activities
Proceeds from note payable to a related party	200,000	450,000
Proceeds from note payable to a third party	300,000	—
Proceeds from advance for private units to be issued	—	70,750
Proceeds from issuance of ordinary shares	—	57,311,750
Payment for the redemption of ordinary shares	(26,172,069)	—
Repayment of note payable to a related party	—	(450,000)
Repayment of advance from private units purchasers	—	(70,750)
Payment of underwriters’ discount	—	(1,366,750)
Payment of offering costs	—	(495,788)
Net cash provided by financing activities	(25,672,069)	55,449,212

Net change in cash	(287,990)	489,316
Cash at beginning of period	438,913	—
Cash at end of period	$150,923	$489,316

Supplemental disclosure of cash flow information
Initial value of public shares subject to possible redemption	$—	$52,251,672
Reclassification of offering cost related to public shares	—	(1,780,148)
Subsequent measurement of ordinary shares subject to possible redemption	646,605	4,198,476

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

As of September 30, 2022, the Company had not generated revenue. All activities for the period from January 6, 2021 (inception) through September 30, 2022 relate to the Company’s formation and the initial public offering (the “IPO”) described below and its effort in seeking a target business. The Company will not generate any operating revenue until after its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO. The Company has selected December 31 as its fiscal year-end.

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

On September 7, 2022, the Company held an Extraordinary General Meeting (the “General Meeting”) of shareholders. In the General Meeting, shareholders approved to amend Lakeshore’s Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”), and to extend the time for Lakeshore to complete a business combination for an additional three (3) months, from September 15, 2022 to December 15, 2022, and the Charter Amendment was amended on September 7, 2022. In the General Meeting, shareholders elected to redeem 2,606,117 public shares.

On September 15, 2022, a total redemption payment of $26,172,069 was distributed for 2,606,117 public shares redeemed.

Trust Account

Upon the closing of the IPO on June 15, 2021 and the closing of the underwriters’ partial exercise of the over-allotment option on June 28, 2021, an aggregate of $54,670,000 from the net proceeds of the sale of the Public Units and the Private Units was placed in a trust account (the “Trust Account”) with Continental Stock Transfer & Trust Company acting as trustee.

The funds held in the Trust Account can be invested in United States government treasury bills, notes or bonds having a maturity of 185 days or less or in money market funds meeting the applicable conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940, as amended, until the earlier of the consummation of its first business combination and the Company’s failure to consummate a business combination before December 15, 2022.

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

In connection with the General Meeting held on September 9, 2022, a total redemption payment of $26,172,069 was distributed from the Company’s trust account for 2,606,117 public shares redeemed on September 15, 2022.

As of September 30, 2022, an aggregate of $29,144,536 was held in the Trust Account in money market funds that invest in cash, U.S. Treasury bills, notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury.

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

On June 29, 2022, LAAA Merger Corp. (“PubCo”), the Company’s wholly owned subsidiary, filed a Form S-4 containing the registration statement with respect to the proposed merger with ProSomnus.

On August 12, 2022, PubCo filed a Form S-4/A containing amendment No. 1 to the registration statement to address comments LAAA Merger Corp. received from the SEC on August 2, 2022, regarding the registration statement.

On October 17, 2022, PubCo filed a Form S-4/A containing amendment No. 2 to the registration statement to address comments LAAA Merger Corp. received from the SEC on August 31, 2022.

On November 4, 2022, PubCo filed a Form S-4/A containing amendment No. 3 to the registration statement to address the comments LAAA Merger Corp. received from the SEC on November 2, 2022.

The registration statement for the Company’s proposed merger with ProSomnus was declared effective on November 10, 2022.

Liquidation

Pursuant to the Company’s amended and restated memorandum and articles of association, if the Company is unable to complete its initial business combination before December 15, 2022, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and the Company’s board of directors, liquidate and dissolve. In the event of liquidation, the holders of the founder shares and Private Units will not participate in any redemption distribution with respect to their founder shares or Private Units, until all of the claims of any redeeming shareholders and creditors are fully satisfied (and then only from funds held outside the Trust Account).

Liquidity and Capital Resources

As of September 30, 2022, the Company had $150,923 in cash held outside its Trust Account available for the Company’s working capital purposes.

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

On September 12, 2022, the Company issued an unsecured promissory note in the aggregate principal amount of $200,000 to RedOne Investment Limited, the Sponsor.

On September 15, 2022, the Company, ProSomnus Holdings Inc., (“ProSomnus”), the Sponsor, and the investor (the “Investor”) entered into a Note Purchase Agreement (the “Note Purchase Agreement”). Pursuant to the Note Purchase Agreement, the Investor deposited $300,000 into the Company’s account.

On September 15, 2022, the Company deposited $357,610 to the trust account at $0.125 per share for each public share that has not been redeemed in accordance with the terms of the amended and restated memorandum and articles of association to extend the time to complete the Business Combination by three months until December 15, 2022. $300,000 was from the Investor received from the Note Purchase Agreement and $57,610 was paid out of the Company’s operating account.

On September 15, 2022, a total redemption payment of $26,172,069 was distributed for 2,606,117 public shares redeemed.

As of September 30, 2022, there were 2,860,883 non-redeeming public shares issued and outstanding. As of September 30, 2022, an aggregate of $29,144,536 was held in the Trust Account in money market funds that invest in cash, U.S. Treasury bills, notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury.

In order to finance transaction costs in connection with a business combination, the initial shareholders or affiliates of the initial shareholders or certain of the Company’s officers and directors may, but are not obligated to, provide the Company working capital loans, as defined below (see Note 5). To date, an aggregate of $200,000 was outstanding evidenced by an unsecured promissory note as described above.

Going Concern

The Company performed an assessment on its ability to continue as a going concern in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. There is no assurance that the Company will be able to consummate the initial business combination before December 15, 2022. In the event that the Company fails to consummate business combination within the required period, the Company will face mandatory liquidation and dissolution subject to certain obligations under applicable laws or regulations. This uncertainty raises substantial doubt about the Company’s ability as a going concern one year from the date the financial statement is issued. No adjustments have been made to the carrying amounts of assets or liabilities regarding the possibility of the Company not continuing as a going concern, as a result of failing to consummate business combination before December 15, 2022. Management plans to continue its efforts to consummate a business combination within required period.

Note 2 — Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements are presented in U.S. Dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months and for the nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. There were no cash equivalents as of September 30, 2022 and December 31, 2021.

Marketable Securities Held in the Trust Account

As of September 30, 2022 and December 31, 2021, The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in Trust Account are included in interest earned on marketable securities held in Trust Account in the accompanying condensed consolidated statements of operations. The estimated fair values of investments held in Trust Account are determined using available market information (See Note 6).

Trust Account activities during the nine months ended September 30, 2022 included interest income earned of $287,029, a cash receipt of $357,610 for the 2,860,883 shares non-redeeming public shares at $0.125 per share, and a total payment of $26,172,069 to public shareholders who redeemed their public shares in an aggregate amount of 2,606,117 shares.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero. The interest earned by the marketable security held in trust, and the fund deposited into the trust account for extending the date of consummation of business combination were also recognized in redemption value against additional paid-in capital and accumulated deficit immediately as these funds will be used to fund the possible redemption of the public shares (less amount necessary to pay the Company’s taxes and less up to $50,000 for dissolution in the event of a liquidation). Accordingly, as of September 30, 2022 and December 31, 2021, ordinary shares subject to possible redemption are presented at redemption value of $10.18 per share and $10.00 per share respectively as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Offering Costs Associated with the IPO

Offering costs consist underwriting, legal, accounting and other expenses incurred through the balance sheet date that are directly related to the IPO. As of September 30, 2022, offering costs associated with the IPO totaled $1,862,538. The amount was consisted of $1,366,750 in underwriters’ fees, plus $495,788 of other expenses. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. The Company allocates offering costs between public shares and public warrants based on the estimated fair values of public shares and public warrants at the date of issuance. Accordingly, $1,780,148 was allocated to public shares and was charged to temporary equity, and $82,390 was allocated to public warrants and was charged to shareholders’ equity.

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

Net Income (Loss) per Share

The Company complies with accounting and disclosure requirements of FASB ASC 260, Earnings Per Share. In order to determine the net income (loss) attributable to both the redeemable shares and non-redeemable shares, the Company first considered the undistributed income (loss) allocable to both the redeemable shares and non-redeemable shares and the undistributed income (loss) is calculated using the total net loss less interest income in trust account less any dividends paid. The company then allocated the undistributed income (loss) ratably based on the weighted average number of shares outstanding between the redeemable and non-redeemable shares. Any remeasurement of the accretion to redemption value of the ordinary shares subject to possible redemption was considered to be dividends paid to the public shareholders. As of September 30, 2022 and September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

The net income (loss) per share presented in the condensed consolidated statement of operations is based on the following:

				For The
				Period From
				January 6,
	For The	For The	For The	2021
	Three Months	Nine months	Three Months	(Inception)
	Ended	Ended	Ended	To
	September 30,	September 30,	September 30,	September 30,
	2022	2022	2021	2021
Net income (loss)	$60,305	$(89,597)	$(100,594)	$(157,152)
Accretion of temporary equity to initial redemption value (1)	(357,610)	(357,610)	—	(4,198,476)
Interest earned from trust account	(207,698)	(287,029)	(705)	(811)
Net loss including accretion of temporary equity to redemption value	$(505,003)	$(734,236)	$(101,299)	$(4,356,439)

	For The Three Months		For The Nine months		For The Three Months		For The Period From
	Ended		Ended		Ended		January 6, 2021 (Inception) To
	September 30, 2022		September 30, 2022		September 30, 2021		September 30, 2021
	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable	Redeemable	Non-redeemable
	shares	shares	shares	shares	shares	shares	shares	shares
Basic and diluted net income/(loss) per share:
Numerators:
Allocation of net loss including accretion of temporary equity	$(381,194)	$(123,809)	$(562,019)	$(172,217)	$(78,050)	$(23,249)	$(2,662,738)	$(1,693,701)
Accretion of temporary equity to initial redemption value (1)	357,610	—	357,610	—	—	—	4,198,476	—
Interest earned from trust account	207,698	—	287,029	—	705	—	811	—
Allocation of net income/(loss)	$184,114	$(123,809)	$82,620	$(172,217)	$77,345	$(23,249)	$1,536,549	$(1,693,701)

Denominators:
Weighted-average shares outstanding (2)	5,013,762	1,628,425	5,314,261	1,628,425	5,467,000	1,628,425	2,180,466	1,386,942
Basic and diluted net income/(loss) per share	$0.04	$(0.08)	$0.02	$(0.11)	$(0.01)	$(0.01)	$0.70	$(1.22)
(1)

Based on IPO prospectus of the Company, redemption price was initially $10.00 per share, plus any pro rata interest earned on the fund held in the trust account less amount necessary to pay the Company’s taxes. An aggregate of $4,198,476 was accreted to the redemption value of public shares at the closing of the IPO. Based on the terms of the amended and restated memorandum and articles of association amended on September 7, 2022, an aggregate of $357,610 was accreted to the redemption value of 2,860,883 non-redeeming public shares at $0.125 per share.

(2)	During January 6, 2021 (Inception) through June 27, 2021, an aggregate of 187,500 shares of non-redeemable founder shares were subject to forfeiture if the underwriters did not exercise over-allotment option. In connection with the closing of the underwriters’ partial exercise of their over-allotment option on June 28, 2021, 116,750 founder shares were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture. These shares were excluded from the calculation of weighted average shares outstanding until they were no longer subject to forfeiture.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (the “IR Act”) was signed into federal law. The IR Act provides for, among other things, a new U.S. federal 1% excise tax on certain repurchases (including redemptions) of stock by publicly traded domestic (i.e., U.S.) corporations and certain domestic subsidiaries of publicly traded foreign corporations. The excise tax is imposed on the repurchasing corporation itself, not its shareholders from which shares are repurchased. The amount of the excise tax is generally 1% of the fair market value of the shares repurchased at the time of the repurchase. However, for purposes of calculating the excise tax, repurchasing corporations are permitted to net the fair market value of certain new stock issuances against the fair market value of stock repurchases during the same taxable year. In addition, certain exceptions apply to the excise tax. The U.S. Department of the Treasury (the “Treasury”) has been given authority to provide regulations and other guidance to carry out and prevent the abuse or avoidance of the excise tax. The IR Act applies only to repurchases that occur after December 31, 2022.

Any redemption or other repurchase that occurs after December 31, 2022, in connection with a business combination, extension vote or otherwise, may be subject to the excise tax. Whether and to what extent the Company would be subject to the excise tax in connection with a business combination, extension vote or otherwise would depend on a number of factors, including (i) the fair market value of the redemptions and repurchases in connection with the Business Combination, extension or otherwise, (ii) the structure of a business combination, (iii) the nature and amount of any “PIPE” or other equity issuances in connection with a business combination (or otherwise issued not in connection with a business combination but issued within the same taxable year of a business combination) and (iv) the content of regulations and other guidance from the Treasury. In addition, because the excise tax would be payable by the Company and not by the redeeming holder, the mechanics of any required payment of the excise tax have not been determined. The foregoing could cause a reduction in the cash available on hand to complete a business combination and in the Company’s ability to complete a business combination.

Because the Company will acquire a U.S. domestic corporation and reincorporate as a Delaware corporation (the “PubCo”), and the Pubco’s securities will trade on Nasdaq upon the consummation of the proposed business combination, the Company may become a “covered corporation”.

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

Recent Accounting Pronouncements

In August 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-06, Debt — Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging — Contracts in Entity’s Own Equity (Subtopic 815-40) (“ASU 2020-06”) to simplify accounting for certain financial instruments. ASU 2020-06 eliminates the current models that require separation of beneficial conversion and cash conversion features from convertible instruments and simplifies the derivative scope exception guidance pertaining to equity classification of contracts in an entity’s own equity. The new standard also introduces additional disclosures for convertible debt and freestanding instruments that are indexed to and settled in an entity’s own equity. ASU 2020-06 amends the diluted earnings per share guidance, including the requirement to use the if-converted method for all convertible instruments. ASU 2020-06 is effective for fiscal year beginning after December 15, 2023 for smaller reporting companies and should be applied on a full or modified retrospective basis, with early adoption permitted beginning on January 1, 2021. The Company is currently evaluating the impact that the pronouncement will have on the financial statements.

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

On September 15, 2022, a total redemption payment of $26,172,069 was distributed for 2,606,117 public shares redeemed (As described in Note 1).

As of September 30, 2022, the ordinary shares reflected on the balance sheet are reconciled in the following table.

As of September 30, 2022
Gross proceeds	$54,670,000
Less:
Proceeds allocated to public warrants	(2,418,328)
Offering costs of public shares	(1,780,148)
Redemption payment for 2,606,117 shares redeemed	26,172,069
Plus:
Accretion of carrying value to redemption value (1)	4,845,081
Ordinary shares subject to possible redemption	$29,144,536
(1)	Including (i) An aggregate of $4,198,476 at the closing of the IPO based on $10.00 per share redemption price; (ii) an aggregate of $357,610 for 2,860,883 non-redeeming public shares at $0.125 per share and (iii) interest earned from trust account.

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

On September 12, 2022, the Company issued an unsecured promissory note in the aggregate principal amount of $200,000 to RedOne Investment Limited, the Sponsor. The principal shall be payable promptly on the date on which the Company consummates its initial business combination with no interest accrued, and the amount of $200,000 does not have the conversion feature of converting into additional Private Units, based on the description of the promissory note.

As of September 30, 2022, an aggregate of $200,000 was outstanding evidenced by an unsecured promissory note as described above.

Other Related Party Transactions

For the nine months ended September 30, 2022 and for the period from January 6, 2021 (Inception) to September 30, 2021, total reimbursement of out-of-pocket expenses paid to our sponsor, officers or directors were $5,383 and $30,074 respectively. The balance amount was nil at September 30, 2022 and September 30, 2021.

In September 2021, the Company made a temporary payment of $30,000 to the Company’s sponsor, for the purpose of leasing an office on behalf of the Company. The Company had cancelled this plan and the sponsor returned the amount to the Company on October 19, 2021. The balance amount of due to related party was nil at September 30, 2022.

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30,2022 and December 31, 2021, and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

Description	Level	September 30, 2022	December 31, 2021
Assets:
Marketable securities held in Trust Account	1	$29,144,536	$54,671,966

Except for the foregoing, the Company does not have any assets measured at fair value on a recurring basis at September 30, 2022 and December 31, 2021.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy is not determinable as of the date of these unaudited condensed consolidated financial statements. The specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.

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

On September 15, 2022, a total redemption payment of $26,172,069 was distributed for 2,606,117 public shares redeemed.

As of September 30, 2022, there were 1,628,425 shares of ordinary shares issued and outstanding excluding 2,860,883 shares subject to possible redemption.

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

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date the unaudited condensed consolidated financial statements were issued and identified the following subsequent events that shall be disclosed.

On October 17, 2022, LAAA Merger Corp. (“PubCo”), the Company’s wholly owned subsidiary, filed a Form S-4/A containing amendment No. 2 to the registration statement to address comments LAAA Merger Corp. received from the SEC on August 31, 2022, regarding the registration statement.

On November 4, 2022, the PubCo filed a Form S-4/A containing amendment No. 3 to the registration statement to address the comments LAAA Merger Corp. received from the SEC on November 2, 2022.

The registration statement for the Company’s proposed merger with ProSomnus (as described in Note 1) was declared effective on November 10, 2022. On November 14, 2022, PubCo filed the Definitive Proxy Statement with the SEC with respect to the proposed merger with ProSomnus.

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

We presently have no revenue. All activities for the period from January 6, 2021 (inception) through September 30, 2022 relate to the formation and the IPO and seeking of a target business. We will have no operations other than the active solicitation of a target business with which to complete a business combination, and we will not generate any operating revenue until after its initial business combination, at the earliest. We will have non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the IPO.

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

On September 7, 2022, the Company held an Extraordinary General Meeting (the “General Meeting”) of shareholders. In the General Meeting, shareholders approved to amend Lakeshore’s Amended and Restated Memorandum and Articles of Association (the “Charter Amendment”), and to extend the time for Lakeshore to complete a business combination for an additional three (3) months, from September 15, 2022 to December 15, 2022, and the Charter Amendment was amended on September 7, 2022. In the General Meeting, shareholders elected to redeem 2,606,117 public shares.

On September 15, 2022, a total redemption payment of $26,172,069 was distributed for 2,606,117 public shares redeemed.

As of September 30, 2022, there were 2,860,883 non-redeeming public shares issued and outstanding. As of September 30, 2022, an aggregate of $29,144,536 was held in the Trust Account in money market funds that invest in cash, U.S. Treasury bills, notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury.

As indicated in the accompanying unaudited condensed consolidated financial statements, as of September 30, 2022, we had $150,923 in cash held outside its Trust Account available for the working capital purposes.

We cannot assure you that our plans to complete our Initial Business Combination will be successful. If we are unable to complete its initial business combination before December 15, 2022, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem 100% of the outstanding public shares and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining holders of ordinary shares and our board of directors, liquidate and dissolve. In the event of liquidation, the holders of the founder shares and Private Units will not participate in any redemption distribution with respect to their founder shares or Private Units, until all of the claims of any redeeming shareholders and creditors are fully satisfied (and then only from funds held outside the Trust Account).

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

Results of Operations

Our entire activity from January 6, 2021 (inception) up to the consummation of the IPO was in preparation for the IPO. Since the IPO, our activity has been limited to the evaluation of business combination candidates, and we will not be generating any operating revenues until the closing and completion of our initial business combination. We expect to generate small amounts of non-operating income in the form of interest income on cash and marketable securities held in Trust Account. We will incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for expenses to complete the proposed business combination with ProSomnus.

For the nine months ended September 30, 2022, we had a net loss of $89,597. We earned $287,029 of interest income from investments in our Trust Account and incurred $376,626 of general and administrative expenses. For the three months ended September 30, 2022, we had a net income of $60,305. We earned $207,698 of interest income from investments in our Trust Account and incurred $147,393 of general and administrative expenses.

For the period from January 6, 2021 (inception) to September 30, 2021, we had a net loss of $157,152, which consisted of $157,963 in formation, general and administrative expenses. For the three months ended September 30, 2021, we had a net loss of $100,594. We earned $705 of interest income from investments in our Trust Account and incurred $101,299 of general and administrative expenses.

Liquidity and Capital Resources

As of September 30, 2022, we had $150,923 in cash held outside its Trust Account available for our working capital purposes.

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

On September 12, 2022, the Company issued an unsecured promissory note in the aggregate principal amount of $200,000 to RedOne Investment Limited, the Sponsor. The principal shall be payable promptly on the date on which the Company consummates its initial business combination with no interest accrued, and the amount of $200,000 does not have the conversion feature of converting into additional Private Units, based on the description of the promissory note.

On September 15, 2022, the Company, ProSomnus Holdings Inc., (“ProSomnus”), the Sponsor, and the investor (the “Investor”) entered into a Note Purchase Agreement (the “Note Purchase Agreement”). Pursuant to the Note Purchase Agreement, the Investor deposited $300,000 into the Company’s account.

On September 15, 2022, the Company deposited $357,610 to the trust account at $0.125 per share for each public share that has not been redeemed in accordance with the terms of the amended and restated memorandum and articles of association to extend the time to complete the Business Combination by three months until December 15, 2022. $300,000 was from the Investor received from the Note Purchase Agreement and $57,610 was paid out of the Company’s operating account.

On September 15, 2022, a total redemption payment of $26,172,069 was distributed for 2,606,117 public shares redeemed.

As of September 30, 2022, there were 2,860,883 non-redeeming public shares issued and outstanding. As of September 30, 2022, an aggregate of $29,144,536 was held in the Trust Account in money market funds that invest in cash, U.S. Treasury bills, notes, and other obligations issued or guaranteed as to principal and interest by the U.S. Treasury.

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

Based on the foregoing, management believes that we will have sufficient working capital and borrowing capacity to meet our needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds for general expenses and for consummating the proposed business combination.

If our estimates of the costs are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial business combination. Moreover, we may need to obtain additional financing either to consummate our initial business combination or because we become obligated to convert a significant number of our public shares upon consummation of our initial business combination, in which case we may issue additional securities or incur debt in connection with such business combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial business combination. Following our initial business combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

The Company performed an assessment on its ability to continue as a going concern in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. There is no assurance that the Company will be able to consummate the initial business combination before December 15, 2022. In the event that the Company fails to consummate business combination within the required period, the Company will face mandatory liquidation and dissolution subject to certain obligations under applicable laws or regulations. This uncertainty raises substantial doubt about the Company’s ability as a going concern one year from the date the financial statement is issued. No adjustments have been made to the carrying amounts of assets or liabilities regarding the possibility of the Company not continuing as a going concern, as a result of failing to consummate business combination before December 15, 2022. Management plans to continue its efforts to consummate a business combination within the required period.

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

Offering Costs Associated with the IPO

Offering costs consist of underwriting, legal, accounting and other expenses incurred through the balance sheet date that were directly related to the IPO. As of September 30, 2022, offering costs associated with the IPO totaled $1,862,538. The amount was consisted of $1,366,750 in underwriters’ fees, plus $495,788 of other expenses. The Company complies with the requirements of the ASC 340-10-S99-1 and SEC Staff Accounting Bulletin (“SAB”) Topic 5A – “Expenses of Offering”. The Company allocates offering costs between public shares and public warrants based on the estimated fair values of public shares and public warrants at the date of issuance. Accordingly, $1,780,148 was allocated to public shares and was charged to temporary equity, and $ 82,390 was allocated to public warrants and was charged to shareholders’ equity.

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

The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable ordinary shares to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable ordinary shares are affected by charges against additional paid in capital or accumulated deficit if additional paid in capital equals to zero. The interest earned by the marketable security held in trust, and the fund deposited into the trust account for extending the date of consummation of business combination were also recognized in redemption value against additional paid-in capital and accumulated deficit immediately as these funds will be used to fund the possible redemption of the public shares (less amount necessary to pay the Company’s taxes and less up to $50,000 for dissolution in the event of a liquidation). Accordingly, as of September 30, 2022 and December 31, 2021, ordinary shares subject to possible redemption are presented at redemption value of $10.18 per share and $10.00 per share respectively as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

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

As of September 30, 2022 and September 30, 2021, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented. The calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the IPO and the private placement since the exercise of warrants are contingent on the occurrence of future events.

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

Off-Balance Sheet Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2022. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022 covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.  Risk Factors

As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our final prospectus for our Initial Public Offering filed with the SEC on June 14, 2021; our annual report for the fiscal year ended December 31, 2021 filed with the SEC on March 31, 2022; and the Registration Statement on Form S-4, Amendment No. 1 to Form S-4, Amendment No. 2 to Form S-4, Amendment No. 3 to Form S-4 and the Definitive Proxy Statement with respect to proposed merger with ProSomnus filed by PubCo with the SEC on June 29, 2022, August 12, 2022, October 17, 2022, November 4, 2022 and November 14, 2022, respectively. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Date: November 14, 2022	LAKESHORE ACQUISITION I CORP.

	By:	/s/ Laura Li
Name: Laura Li
Title: Chief Financial Officer (Principal Financial Officer and Accounting Officer)